Form 10QSB
period 1996-09-30
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 1996-12-11
CIK 1002325

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1996.

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to _______________

Commission file number:   000-21585


                    Worldwide Entertainment & Sports Corp.

     (Exact Name of Small Business Issuer as Specified in Its Charter)


             Delaware                                        22-3393152
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)



              29 Northfield Avenue, West Oraange, New Jersey 07052
                    (Address of Principal Executive Offices)


                              (201) 325-3244
                 (Issuer's Telephone Number, Including Area Code)



         (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]     No  [X]


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes [ ]    No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Common Stock, $.01par value - 5,153,255 shares


Transitional Small Business Disclosure Format (check one): Yes [ ]   No [ ]

PART I.

Item 1. Financial Statements


                 WORLDWIDE ENTERTAINMENT & SPORTS CORP.
             CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 1996
                                (Unaudited)



                                  ASSETS




CURRENT ASSETS:
   Accounts receivable                                $    7,395
   Prepaid consulting expense                             40,000
   Due from boxers                                       212,959
   Other current assets                                   29,826
                                                      ----------
                                                         290,180


PROPERTY AND EQUIPMENT - AT COST
   Less accumulated depreciation of $33,309               61,257
                                                     -----------


OTHER ASSETS:
   Cash surrender value of life insurance                  2,313
   Deferred costs of securities registration             221,398
   Deferred consulting expense                           160,000
   Other assets                                           16,325
                                                     -----------
                                                         400,036
                                                     -----------
                                                     $   751,473
                                                     ===========


   See the Notes to the Condensed Interim Consolidated Financial Statements

                   WORLDWIDE ENTERTAINMENT & SPORTS CORP.
               CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
                             SEPTEMBER 30, 1996
                                 (Unaudited)


                                 LIABILITIES

CURRENT LIABILITIES:
   Current portion of long-term debt                   $      7,031
   Notes and loans payable:
      Other                                                  10,900
      Promissory notes                                    1,990,000
      Escrow funds payable                                   60,406
   Due to related party                                     204,094
   Accrued expenses                                         226,161
   Accrued interest                                         146,121
   Deferred purse income                                     10,000
                                                       ------------
                                                          2,654,713

   Long-term debt net of current portion                     20,176
   Minority interest in net loss of subsidiary               (9,773)
                                                       ------------
                                                       $  2,665,116
                                                       ------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY):
  Preferred stock, $.01 par value;
  authorized 5,000 shares; no shares
  issued                                                          -

  Common stock, $.01 par value; authorized
  20,000,000 shares; 3,753,255 shares issued                 37,533

  Additional paid-in capital                                278,470

  Accumulated deficit                                    (2,217,296)

  Demand note receivable on private issuance
  of Common Stock                                           (12,350)
                                                       ------------
                                                         (1,913,643)
                                                       ------------
                                                       $    751,473
                                                       ============



   See the Notes to the Condensed Interim Consolidated Financial Statements

                    WORLDWIDE ENTERTAINMENT & SPORTS CORP.
         CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)




                         Three Months Ended            Nine Months Ended
                            September 30,                September 30,
                       ----------------------      ------------------------
                         1996          1995          1996           1995
                       --------      --------      --------      ----------

Purse income           $  5,500      $  8,050      $ 127,687      $  43,700
Commission income             -             -         22,791              -
Endorsement income            -             -         11,050              -
Ticket revenues          12,636        (3,230)        12,636        147,766
Merchandise revenues          -             -          1,008              -
Agency fee revenue        7,396             -          7,396              -
                       --------      --------      ---------      ---------
                         25,532         4,820        182,568        191,466
                       --------      --------      ---------      ---------

Training and
related expenses         18,491        48,793         71,064        176,136

Promotion and other
operating expenses      460,544       102,698      1,195,690        315,658

Other expenses           50,000             -         50,000              -
                       --------      --------      ---------      ---------
                        529,035       151,491      1,316,754        491,794
                       --------      --------      ---------      ---------

Loss from operations   (503,503)     (146,671)    (1,134,186)      (300,328)
                       --------      --------      ---------      ---------

Other income and expense:
  Interest and
  dividend income            13             -            459              -

  Interest expense      (50,456)       (1,812)      (123,263)        (1,815)
                       --------      --------      ---------      ---------
                        (50,443)       (1,812)      (122,804)        (1,815)
                       --------      --------      ---------      ---------

Loss before income
 taxes and minority
 interest              (553,946)     (148,483)    (1,256,990)      (302,143)

Income Taxes               (310)          488            440            637
                       --------      --------      ---------      ---------
Loss before minority
 interest              (553,636)     (148,483)    (1,257,430)      (302,780)

Minority Interest         9,773             -          9,773              -
                       --------      --------      ---------       --------
NET LOSS             $ (553,636)   $ (148,971)  $ (1,257,430)    $ (302,780)
                     ==========    ==========   ============     ==========

LOSS PER SHARE       $    (0.14)   $    (0.07)  $      (0.33)    $    (0.16)
                     ==========    ==========   ============     ==========

WEIGHTED AVERAGE
OF COMMON SHARES
OUTSTANDING           3,841,205     2,203,373      3,826,484      1,935,936
                     ==========    ==========   ============     ==========


   See the Notes to the Condensed Interim Consolidated Financial Statements

                    WORLDWIDE ENTERTAINMENT & SPORTS CORP.
           CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)




                                            For the Nine Months Ended
                                                 September 30,
                                        ---------------------------------
                                            1996                  1995
                                        ------------         ------------

Cash Flows from Operating Activities    $ (1,235,482)        $   (376,442)

Cash Flows from Investing Activities          63,890              181,702

Cash Flows from Financing Activities         612,957              561,772
                                        ------------         ------------
Net Increase (Decrease) in Cash             (558,635)             367,032

Cash (Overdraft) at Beginning of Year        547,136              (14,098)
                                        ------------         ------------
Cash (Overdraft) at End of Period       $    (11,499)        $    352,934
                                        ============         ============

Supplemental Disclosures of
Cash Flow Information:

 Cash Paid During the Year for:
 Income Taxes                           $      1,000         $        274
                                        ============         ============

 Interest                               $      1,711         $          3
                                        ============         ============


   See the Notes to the Condensed Interim Consolidated Financial Statements

NOTE A   -  NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

1. Nature of Organization:

   Worldwide Entertainment & Sports Corp. (the "Company") was incorporated in Delaware on August 15, 1995, for the purpose of providing management, agency, and marketing services to professional athletes, artists and entertainers. To date, the Company has provided such services principally to boxers.

2. Basis of Presentation:

   The Condensed Interim Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

   The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year ending December 31, 1996.

   The Company has incurred substantial losses since inception and, as of September 30, 1996 has a working capital deficiency of $2,364,533. In order to continue its operations as a going concern, the Company must obtain additional financing which it is endeavoring to do my means of a public offering of securities. In addition, the Company's success will depend on the ability of one or more of the boxers to attain championship status and consequently engage in matches with substantially higher purses. Unless and until such status is achieved, the boxers' purses will be insufficient for the Company to cover its annual operating costs.
   (See Note E)

NOTE B   -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1. Deferred Costs of Securities Registration:

   Deferred offering costs consist of expenses incurred to date with respect to a public offering which the Company is pursuing. These costs will be charged against the proceeds of such offering.

   The Company has incurred $221,398 of costs in connection with the proposed offering through September 30, 1996, and expects to incur additional costs in this connection.

2. Property and Equipment:

   Property and equipment are carried at cost. Depreciation is computed using primarily accelerated methods based upon the estimated useful lives of the assets which range from 5 to 7 years. Repairs and maintenance which do not extend the useful lives of the related assets are expensed as incurred.

3. Loss Per Share:

   The loss per share calculation assumes that the shares issued at par value are reacquired using the treasury stock method at the initial public offering price. This is figured according to SAB4:d. these shares are assumed to be reacquired and are included as such in common shares outstanding for all periods presented even if the effect is anti-dilutive (APB 15). The effective dilution is not substantial. Therefore the Company is considered to have a simple capital structure and does not need to present primary or fully-diluted loss per share.

4. Revenue Recognition:

   Purse revenue is recognized upon completion of a fight, as a percentage of the boxer's purse. If a fight is canceled, any monies that may have been received in advance will be recognized as income at that time. Ticket and commission revenues are recognized upon the commencement of a scheduled fight.

   Agency fee revenue is recognized during the various athletic seasons, on a pro rata basis. Revenue is therefore recognized from the period November 1 through May 1 for basketball, and September 1 through January 1 for football.

NOTE C   -  EQUITY TRANSACTIONS:

In August 1995 the Company issued 150 shares of its Common Stock to its president for a purchase price of $150, and 30 shares of its Common Stock to a director for a purchase price of $30. In September 1995, the Company authorized the amendment of its Certificate of Incorporation to increase the number and par value of its common stock. Also in September 1995, the Company authorized a 10,000 for 1 stock split converting these outstanding 180 shares of Common Stock to 1,800,000 shares. In September 1995, in connection with the organization of the Company, the Company issued to 55 persons an aggregate of 1,234,955 shares. Each person paid a purchase price of $.01 per share price of such common stock.

Commencing in September 1995 and ending in July 1996, the Company conducted a private placement (the "Placement") of units, each consisting of (a) a promissory note in the principal amount of $50,000 bearing interest at a rate of 10% per annum payable in full upon the earlier of (i) the receipt by the Company of at least $3,000,000 from the closing of an underwritten initial public offering of the Company's securities (the "Initial Public Offering") or (ii) 18 months after the date of the closing of the unit investment (the "Placement Closing Date") and (b) a warrant to purchase 25,000 shares of the Company's Common Stock exercisable for a period of five years from the Placement Closing Date, provided that an Initial Public Offering is consummated during such five year exercise period, at an exercise price per share equal to 120% of the price per share in the Initial Public Offering. The purchase price per unit was $50,000. The Company sold an aggregate 39.8 units, generating net proceeds to the Company of $1,890,000 as of June 30, 1996 and 1,990,000 as of July 1996.

In November 1995, the Company entered into an Asset Acquisition Agreement with Shannon Briggs Boxing I, L.P. (the "Briggs Partnership") to acquire all of the assets of the Briggs Partnership. Marc Roberts was the sole shareholder of Shannon Briggs Champion Management, Inc., the general partner of the Briggs Partnership. In accordance with the terms of the Asset Acquisition Agreement, the existing management agreement with Shannon Briggs was terminated, and a new management agreement was entered into between the Company and Shannon Briggs. Pursuant to the Asset Acquisition Agreement, the Company was authorized to issue to the Briggs Partnership 500,000 shares of Common Stock.

In December 1995, Marc Roberts assigned all of his shares in Merciless Management Inc., The Natural Management Inc., Marc Roberts Inc., Shannon Briggs Champion Management, Inc. and Marc Roberts Boxing, Inc., to the Company in exchange for an additional 184,966 shares of Common Stock. Each of those companies was subsequently merged into the Company.

In May 1996, the Company agreed to issue 33,334 shares of its Common Stock to the Summit Management Group in connection with the execution of a Consulting Agreement between the Company and Summit Management Group.


NOTE D   -  OTHER EXPENSES:

Settlement Agreement and Release of Boxers' Trainers

On August 29, 1996 a settlement agreement was reached with a trainer for one of the boxers which provided for termination of a contract which was previously made with such trainer. A payment of $50,000 was made on September 6, 1996. Another payment of $50,000 is due not later than October 31, 1996.


NOTE E   -  SUBSEQUENT EVENT:

Worldwide Entertainment & Sports Corp. (the "Company) sold 1,400,000 Units, each comprising one share of its common stock, $.01 par value ("Common Stock"), and one redeemable common stock purchase warrant ("Redeemable Warrants").
The shares of Common Stock and the Redeemable Warrants are separately tradeable and transferrable from and after the date of the Prospectus, October 22, 1996. Each Redeemable Warrant entitles the holder to purchase one share of Common Stock at $7.20 commencing October 22, 1997 until October 21, 2001. Commencing October 22, 1997, the Redeemable Warrants are subject to redemption at $.05 per warrant on 30 days' prior written notice provided the last sale price of the Common Stock for any 20 consecutive trading days ending within 15 days of the notice of redemption averages in excess of $9 per share. The exerecise prices of the Redeemable Warrants are subject to adjustment under certain circumstances.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Results of Operations

      General

      Worldwide Entertainment & Sports Corp. was organized in August 1995, and since such date has succeeded to the business operations of various entities engaged in the management of professional boxers, each previously controlled by the Company's Chief Executive Officer. In addition, in January 1996, the Company formed Worldwide Team Sports, Inc. ("WWTS") and hired a registered NFL contract advisor. In August 1996, for the purpose of providing agency, marketing and management services to professional basketball players, the Company formed Worldwide Basketball Management, Inc. ("WWBM"), a corporation 80% owned by the Company and 20% owned by WWBM's President and Executive Vice President. While the Company has succeeded to the operations of these businesses, the prior operating results of such separate businesses should not be viewed as representative of the future
results of operations of the Company.   The Company has only recently
expanded into the field of player agency and contract advisory services. The Company has only limited experience in the negotiation of player contracts, and consequently may seek to retain the services of other registered NFL contract advisors on an independent contractor or consultancy basis and share
a portion of fees generated therefrom with such persons.   To date,  the
Company has generated limited revenues from contract advisory services to professional football and basketball players due to the timing of the seasons for such sports.

      Establishing and maintaining a presence in each of the Company's areas of concentration, (i.e., boxing management and team sports player agency) require significant expenditures. Each sports specific division must develop a roster of clients, establish relationships within their prospective sports and develop support services to provide to the athletes. Only a portion of such expenses incurred by the Company will result in the engagement by a client of the Company's services, and it is often uncertain the extent to which, even if retained, a target client will generate significant revenues
to the Company.   In addition, the Company incurs significant training
expenses for the boxers under the Company's management, not all of which are directly reimbursed pursuant to bout agreements for such boxers. In the development of a boxer, particularly a young amateur boxer, into a professional boxer who can command significant purses, such expenses can be incurred over a period of years and constitute hundreds of thousands of dollars or more. The Company must continuously incur such expenses in contemplation of future revenues, the receipt of which is uncertain.

      The Company's revenues are directly related to the earnings of its clients. The Company derives revenues based upon a percentage, currently ranging from 15% to 27-1/2%, of the boxers' purses from professional bouts. The Company also derives revenues based upon a percentage of salaries and other income received from contracts, endorsement arrangements and other income producing activities of athletes for whom the Company or its management acts as agent or representative. These percentages currently range from 4% for professional basketball and football player contracts (although occasionally lower percentages are agreed upon) to 10% or 20% for endorsement and marketing revenues.

      The timing of receipt of revenues by the Company is subject to seasonal variations with respect to revenues generated from the negotiation of player contracts and subject to irregular patterns in the case of boxing purse revenues as a result of the irregular occurrence of the bouts. In addition, the magnitude of the Company's revenues can be expected to experience wide fluctuations based upon the success or failure of the Company's boxers or the negotiation of player contracts with significant bonus provisions. The Company's WWTS subsidiary can be expected to incur significant expenditures during the first eight months of each calendar year (particularly March through July) for recruitment and related expenses, and to receive its revenues during the last four and first three months of the year during the NFL and NBA seasons. If the Company were to expand into the representation of baseball players (or other professional athletes with a spring/summer season), of which there can be no assurance, the effects of such seasonality would be diminished.


Nine months Ended September 30, 1996 Compared with Nine months
Ended September 30, 1995

      Net revenues for the nine months ended September 30, 1996 were $182,568, as compared to $191,466 for the nine months ended September 30, 1995. During the nine months ended September 30, 1996, the Company was actively engaged in the management of its four boxers, as compared to the comparable 1995 period during much of which the Company was actively managing only one boxer, Mr. Briggs. Purse income increased to $127,687 for the nine months ended September 30, 1996 as compared to $43,700 for the nine months ended September 30, 1995 as a result of an increase in the number of bouts and an increase in the level of the purses. In addition, during the quarter ended September 30, 1996, the Company first recognized endorsement and commission income from representation of team sports athletes, aggregating $33,841. No such revenues were received by the Company for 1995. During the nine months ended September 30, 1995, the Company purchased tickets to bouts and then resold the tickets to aid in the distribution of tickets. Such practice was not for the purpose of generating gain on the sale of the tickets, and such practice was terminated in 1996. Accordingly, ticket revenues for the nine months ended September 30, 1996 were $12,636, as compared to $147,766 for the 1995 corresponding period. Such revenues are largely offset by a corresponding expense for ticket costs. Therefore, this change does not result in a significant impact on the Company's net income or loss.

      Total expenses increased for the nine months ended September 30, 1996 to $1,316,754 from $491,794 for the nine months ended September 30, 1996. Promotion and other operating expenses increased to $1,195,690 for the nine months ended September 30, 1996 as compared to $315,658 for the corresponding 1995 period as a result of (i) $164,337 of travel and entertainment expenses incurred in connection with the recruitment of professional football players and Agents for the Team Sports Division and in connection with bouts for the Company's four boxers, and (ii) $333,977 in payroll expenses as a result of the hiring of the registered NFL Agent for the WWTS subsidiary and additional staff personnel. In addition, there were approximately $219,493 of expenses for promotional materials and other public relations expenses for such period. The nine month period ended September 30, 1996 also included $123,263 of interest expense attributable to the 10% promissory notes issued in connection with the Company's private placement which originated in September 1995, as well as $50,000 paid in connection with the termination of an agreement with a trainer for one of the Company's boxers. Accordingly, the Company's net loss for the nine months ended September 30, 1996 increased to $1,257,430 from $302,780 for the corresponding 1995 period.

Liquidity and Capital Resources

      Historically, the Company's principal source of operating capital has been provided by loans and capital contributions from the Company's stockholders as well as private sales of the Company's debt securities. At September 30, 1996, the Company had an outstanding loan due to its Chief Executive Officer in the amount $204,094 and had a working capital deficit of $2,364,533. At September 30, 1996, the Company had approximately $1,990,000 of outstanding indebtedness to several individuals holding promissory notes issued pursuant to a private placement, all of which was repaid from the proceeds of the Company's initial public offering in October 1996.

      The Company intends to seek to relocate its administrative offices and boxing facility. It is anticipated that the Company will incur expenditures of $300,000 to $500,000 in connection therewith. Management salaries (aggregating approximately $650,000 per annum) and anticipated training expenses (estimated at approximately $475,000, depending upon the number of bouts) represent the expected significant uses of working capital during the next twelve months, as well as recruitment expenses (estimated to approximate $650,000, subject to variations depending upon player availability and recruiting success) and rent (approximately $108,000 per annum). Prior to January 1, 1996, no officer of the Company was paid a salary nor were there any salaries accrued therefor.

      Although the Company believes that the proceeds of its October 1996 initial public offering will be sufficient to fund its operations over the next 18 months or longer, there can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements. Accordingly, the Company may be required to seek additional financing through bank borrowings, debt or equity financings or otherwise. There can be no assurance that any such financing will be available to the Company on favorable terms, if at all.


PART II.

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities

          (a) None

          (b) None

          (c) Incorporated by reference from Part II of the Registration Statement on Form SB-2, Registration No. 333-8855, declared effective October 22, 1996.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None


Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

          None

                                 SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Worldwide Entertainment & Sports Corp.
                                  (Registrant)

                                  /s/ Marc Roberts
Date       December 9, 1996       ___________________________________
                                  Marc Roberts, President


                                  /s/ Roy Roberts
                                  ___________________________________
                                  Roy Roberts, Chief Financial Officer