Form 10KSB
period 1996-12-31
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 1997-04-15
CIK 1002325

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

       For Fiscal Year Ended December 31, 1996

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT TO 1934 (No fee required)

       For the transition period from ___ to___


                         Commission File Number 0-21585


                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                 (Name of Small Business Issuer in its charter)


          Delaware                                     22-3393152
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or organization)


29 Northfield Avenue, West Orange, NJ                    07052
(Address of Principal Executive Offices)               (Zip Code)


                               (201) 325-3244
               Issuer's Telephone Number, Including Area Code


Securities registered pursuant to Section 12(b) of the Exchange Act:

                                 (None)

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, $ .01 par value
                          Redeemable Warrants
                     -----------------------------
                           Title of Each class

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [ X ]    No  [  ]


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ( )


State issuer's revenues for its most recent fiscal year.  $322,378


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days. $3,248,701 as of April 9, 1997


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each issuer's classes of common
equity, as of the latest practicable date.   5,153,255 shares

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

                                    None.

PART I

Item 1.       Description of Business


Organization

       The Company was organized in August 1995 for the purposes of succeeding to the boxing management operations conducted by various entities controlled by Marc Roberts and to engage in management of, and to provide agency services to, athletes in other sports and entertainers. In November 1995, the Company entered into a management agreement with heavyweight prospect Shannon Briggs, and acquired all of the assets and assumed all of the liabilities of Shannon Briggs I, L.P., an entity controlled by Marc Roberts which had previously managed Mr. Briggs. In 1995, the Company acquired Marc Roberts Boxing, Inc., Merciless Management, Inc. and The Natural Management, Inc., entities owned by Marc Roberts through which he managed Tracy Patterson, Ray Mercer and Charles Murray, respectively. Such corporations, together with Marc Roberts Inc. and SB Champion Management Inc., corporations also owned by Mr. Roberts, were subsequently merged into the Company, and the Company entered into new management agreements with these boxers. The business of managing the boxers is conducted through the Boxing Division of the Company.

       In January 1996, the Company established its Team Sports Division through the formation of Worldwide Team Sports, Inc.(WWTS), initially concentrating in the business of representing professional football players,
and employed a registered NFL contract advisor in connection therewith.   In
August 1996, for the purpose of providing agency, marketing and management services to professional basketball players, the Company formed Worldwide Basketball Management, Inc. ("WWBM"), a corporation 80% owned by the Company and 20% owned by WWBM's President and its Chief Executive Officer. The Company intends to establish additional divisions within its Team Sports Division for each additional team sport into which the Company expands its operations. The Company is currently developing a marketing division to cater to the development of commercial and marketing opportunities for athletes and entertainers, including the Company's clients. In March 1997, the Company established Worldwide Sports Promotions, Inc. for the purpose of promoting sporting events; however such subsidiary has had only limited operations to date.


The Boxing Division

       The Company's boxing division is under the direct supervision of Marc Roberts, the Company's President. Mr. Roberts has over 17 years experience in the management of professional boxers. The Company's four boxers have engaged in over 80 professional bouts while under Mr. Roberts' management. In addition to the continuing management of the boxers identified below, the Company seeks to selectively identify promising young boxers to solicit management opportunities.

  Professional Boxing

       The sport of boxing is overseen primarily by four organizations - the World Boxing Association ("WBA"), the World Boxing Council ("WBC"), the International Boxing Federation ("IBF") and the World Boxing Organization ("WBO") - which have established rules and regulations governing conduct in the ring. Each of such entities, which are comprised of various foreign national boxing commissions and certain state bodies, set their own rules, establish their own medical and safety standards, create their own rankings and designate their own "world champions." Each sanctions particular championship and official title-elimination bouts. To hold a title in any of such organizations, a boxer must compete in places, against opponents and under conditions specified by the sanctioning body, one or more of which may sanction a particular bout.

       Professional boxers are divided into 17 weight classes ranging from the "heavyweight" division (190 lbs. and over) to the "strawweight" division (108 lbs. and under). Boxers are ranked within their weight class and predominantly box opponents of the same or reasonably similar weight. Champions are crowned in each division as well. Bouts can be as long as 12 rounds, usually reserved for championship bouts, or as short as four rounds for bouts between young, untested boxers.

       Boxing matches are judged by three judges under the rules dictated by the state boxing authority of the state in which the bout is located. Unless decided by a knockout or disqualification, bouts are won or lost according to a system of points awarded to the boxer who landed the most, and most effective punches during a bout. A referee presides over a match as the third party in the ring, insuring that the boxers box in accordance with the rules. While the judgment of the referees and the judges is generally not subject to further review, the nature of bout judging is largely subjective. Therefore, it is impossible to predict the outcome of a bout or, in turn, the professional success of a boxer. A decision against a boxer can seriously set back his development into a contender and thus his ability to earn substantial purses.

       In addition to the boxers, judges and referees, the business of professional boxing is driven by promoters and managers. Promoters are responsible for contracting boxers to bout agreements with designated opponents, arranging sites, negotiating broadcast rights contracts and establishing and paying the gross purses to the boxers. Promoters generally are also authorized to sell tickets for the matches they promote and to exploit and market all ancillary rights to the bout, including without limitation, the broadcasting, telecasting, recording or filming of such contests for exhibition on a live or delayed basis in any and all media.

       The role of a manager, such as the Company, is to advise its boxers on career development, training and business planning matters, to solicit the arrangement of matches with potential opponents, to advise the boxers regarding participation in bouts requested by others, and to negotiate the terms thereof, including purse payments, and the selection of opponents with promoters of bouts. A manager's success is dependent upon, among other factors, its boxers participating in bouts with increasingly higher purses, which is directly related to such factors as the continued success of the boxers and the ability of the manager to arrange contests and exhibitions of sufficient interest to the public to warrant substantially greater purses. The Company believes that unless and until a boxer attains championship or, in the case of a heavyweight, top contender status, his purses will not be at a level which will generate sufficient revenues for the Company to offset its costs and advances.

       The availability of increasing purse amounts will be subject, in part, to the continuation of a significant level of public interest in the sport of boxing, which is dependent in part upon the marketability of the top contenders at any given time and the public's perception of the sport in general. From time to time in recent years journalists, broadcasters and other public figures have questioned the propriety of the current governance system for professional boxing and suggested changes (i.e., use of protective headgear) which may affect the popularity of professional boxing.

       The recruitment and development of young professional boxers is a major expense of boxer management. A would-be manager faces stiff competition from other entities in pursuit of quality boxers. There are a limited number of potential participants for bouts with significant purses and a limited number of promoters to organize such bouts. The securing of a boxer as a client requires a great deal of attention and a demonstration of a willingness and ability to understand and appropriately handle the professional and personal needs and aspirations of the athlete. The process can be time consuming and costly. Early in a boxer's career, when revenues from his matches are too low to cover his expenses and cost of living, a manager must advance the costs for the boxer's professional and often personal needs, including, but not limited to, training expenses, personal services, cost of food, clothing, shelter and medical costs. It usually takes several years of boxing before a boxer reaches a level of professional success whereupon the revenue from his boxing is sufficient to support his career and to pay off his manager's advances. There can be no assurance that any boxer who may be managed by the Company in the future, will ever generate sufficient revenues to allow the Company to recoup its expenditures.

       The Boxers

       The Company currently manages the following four professional boxers pursuant to exclusive management contracts:

       Tracy Harris Patterson is the former World Champion in two different weight classes: WBC Super Bantamweight Champion and IBF Junior Lightweight Champion. During 1996, Mr. Patterson won three bouts against Jose Figouera, Harold Warren and Jose Aponte. In 1997, Mr. Patterson lost a title fight with Arturo Gatti.

       Charles "The Natural" Murray has been boxing professionally since
March 1989.   Mr. Murray holds the North American Boxing Federation (a lesser sanctioning body) Junior Welterweight Championship and is ranked in the top ten by each of the WBC, IBF and WBA. Mr. Murray previously held the IBF Junior Welterweight World Championship. Mr. Murray had three successful matches during 1996, against Tony Lopez, Jake the Snake Rodriguez and Eric Green.

       Raymond "Merciless Ray" Mercer was the 1988 Olympic heavyweight gold medalist and has been boxing professionally since February 1989. Mr. Mercer was formerly the WBO Heavyweight World Champion and the IBF Intercontinental Champion. Mr. Mercer lost to Lennox Lewis in May 1996, and won in October 1996 against Tim Whitherspoon.

       Shannon Briggs has been boxing professionally since July 1992. Mr. Briggs fought three times during 1996. He was victorious against Tim Ray and Eric French, and lost to Darroll Wilson.

       Each of these boxers has entered into a management agreement with the Company pursuant to which the Company will supervise and direct the boxer's training activities, negotiate business opportunities on behalf of the boxer and oversee all marketing and promotional activities regarding the boxer. The Company negotiates with promoters on behalf of its boxers to determine which bouts each boxer will engage in and the terms of the purses to be paid for such bouts. In exchange for providing such services, the Company retains a percentage of the purses from all professional boxing contests and exhibitions and all fees, honoraria or other compensation payable to the boxer for product endorsements, speaking engagements, personal appearances or
other commercial performances.   An amount equal to 10% each of the purses as
well as all fees, honoraria or other compensation payable to the boxer is generally paid by the boxer to his trainer. The balance of the purse is retained by the boxer.

       The initial term of each of the management contracts is five years
expiring in 2001 or late 2000.   Although the Company's management agreements
are not subject to cancellation by the boxers, there can be no assurance that any of such individuals will not fail to honor his contract during its term.

       For the year ended December 31, 1996, the Company recognized purse income of $232,437. The Company has recognized limited revenues relating to product endorsements, speaking engagements, personal appearances or other commercial performances from its boxers. Historically, boxers have not been actively solicited for such opportunities, and therefore the generation of significant revenue in this regard is uncertain. The Company nevertheless intends to seek to maximize these opportunities for its boxers through the efforts of its Marketing Division. There can be no guaranty of success in these efforts.

       Boxing Regulation

       The management of professional boxers and other athletes is subject to licensing and regulation by state athletic commissions and agencies. The Company's President, Marc Roberts, has obtained licenses to act as a manager from the governing agencies in New Jersey and Nevada. Management licenses were obtained in the other host states immediately prior to the bouts held therein, and the Company, or its employees or representatives, as applicable, will seek the appropriate licenses from other states as warranted. The various state athletic commissions have their own rules and regulations which govern boxing contests and events taking place in their states and have promulgated their own standards for boxer-management contracts, including
maximum permissible duration and management fees.   In some instances, such
provisions conflict with the legislation and rules and regulations of other states, as well as with the terms of the Company's management agreements. To date, the terms of the Company's management agreements have not restricted the Company's boxers from engaging in bouts in other states. The Company's management agreements provide, however, that in the event any provision of such agreements is held invalid or unenforceable by a host state, such provision shall be deleted or construed in accordance with the rules of the host state. Difficulties or failure in obtaining or maintaining required licenses or approvals from state athletic commissions or agencies or otherwise complying with their rules or regulations could prevent the Company from enforcing its rights under its management contracts or placing its boxers in contests or exhibitions in certain states. To date, there have been no such difficulties with the Company's management agreements.

       Personal Injury Liability

       The use of the Company's boxing training facility by professional boxers and others entails a risk of liability claims for injuries sustained while training or using equipment. The Company maintains liability insurance coverage in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate. In the event of a successful suit against the Company, lack or insufficiency of insurance coverage could have a material adverse effect on the Company.


Team Sports Division

       The Company's Team Sports Division is currently comprised of two subsidiaries, Worldwide Team Sports, Inc. ("WWTS") and Worldwide Basketball Management, Inc. ("WWBM").

       The Team Sports Division was formed for the purpose of engaging in the business of providing contract negotiation and advisory services to, and on behalf of, professional team sport athletes. The Company intends to operate through sport-specific divisions (which, as in the case of basketball, may be separate subsidiaries) employing professionals with experience as agents and contract advisors ("Agents") in their respective sports. Currently, the Team Sports Division has established only its Football Division and its Basketball Division. There can be no assurance that any such additional divisions will be successfully created or that acquisitions of established sports agency practices will be successfully completed. To accomplish this goal, the Company will need to establish direct connections with players in the various professional sports leagues and, in accordance with established guidelines, establish relationships with collegiate athletes across all of college sports after termination of their eligibility to participate in collegiate sports. The Company intends to seek to hire or engage as consultants established professionals with rosters of athletes in various professional sports. The Company will seek to integrate the operations of WWTS with its other divisions so as to provide its clients with professional and commercial services intended to enable athletes to maximize their earning potential during their playing careers and to capitalize on the recognizability, popularity and marketability of professional athletes in today's media saturated sports environment.

       WWTS retains two talent scouts on a commission basis to refer athletes to the Company. The Company may be compelled to retain the services of independent consultants to perform player contract negotiations on behalf of the Company. In such event, the Company would be required to share revenues generated from player contract negotiations.

       Agents conduct compensation negotiations on behalf of individual players and also provide advice and counsel in all other areas of the players' professional careers, including career management decisions (e.g., free agency options), the development and execution of marketing strategies
and endorsement opportunities.   In addition to establishing a relationship
with the athletes, a knowledge of the league, team personnel, the league collective bargaining agreements and the mechanics of the league's salary cap structure, which limits the aggregate amount of salaries a team can pay its players, is material to fulfilling the Agent's function. Agents must be able to assist their clients in all stages of their careers. They must be familiar with the personnel needs of the teams in the league to appropriately market and arrange showcases for their rookie clients, and also must be familiar with each team's salary cap limitations to best position veteran free agents to sign with a particular team. In exchange for such services, an Agent generally receives 2% to 4% of his player's team salary each season which includes the player's base salary, signing bonus and any performance bonus actually received by the player), during the length of the contract which the Agent negotiated for his client with the team. That revenue stream continues for so long as the player is paid pursuant to such contract, even if the client changes Agents during that span. Once that contract is completed, a player is free to use another Agent with no obligation to his former Agent. An Agent's success therefore depends as much on his ability to maintain a long term relationship with his players and his ability to attract new valuable veteran and rookie talent as on his ability to negotiate favorable contracts for his players. Revenues generated by the renegotiation of a contract originally negotiated by another Agent are based solely on the incremental salary increase, if any, resulting from such renegotiation.

       The Football Division

       Through WWTS or a separate subsidiary, the Company intends to further develop a football player agency business primarily through the acquisition of existing agency businesses and also through additions to WWTS' existing athlete clientele. The Company has employed an NFL registered Agent with three years experience, to be WWTS' Vice President. The Company believes it will be necessary to add only experienced management personnel to WWTS or a separate subsidiary to achieve its growth objectives. The Company's football agency success will depend on its ability to acquire existing sports agency practices, attract and retain the services of football industry professionals, and in turn on the ability of those professionals to undertake the representation of successful professional athletes and to maintain such relationships for a substantial period of time. The NFL Collective Bargaining Agreement prohibits an organization from serving as a player's Agent, and therefore the Company's football agency business growth will be dependent upon its ability to retain the services, as employees or consultants, of Agents able to secure athletic talent and who are also willing to assign the commissions generated thereby to the Company in exchange for a salary, stock and other compensation.

            Basketball Division

       In August 1996 the Company formed WWBM for the purpose of providing player agent services to professional basketball players, including, but not limited to, contract negotiation, professional and personal advisory services, and the identification and exploitation of endorsement and marketing opportunities. Initially, WWBM intends to focus on players in the National Basketball Association ("NBA"), but in the future may expand to other professional leagues in the United States and in other countries as well.
WWBM intends to seek to identify and establish relationships primarily with those athletes whose athletic abilities and personal attributes make them, in the opinion of WWBM's management, most likely to realize the maximum financial benefit from their athletic careers under WWBM's direction.

       NBA player agents are certified by the National Basketball Players Association ("NBPA") and are regulated by the terms of the Regulations Governing Player Agents which were adopted by the

NBPA pursuant to the authority and duty conferred upon the NBPA as the exclusive bargaining representative of NBA players pursuant to Section 9(a) of the National Labor Relations Act. By regulation, a player agent must be an individual and not a corporation or other entity. Although the maximum fees which an Agent can charge or collect is 4% of a player's compensation f rom the team, if an Agent negotiates a contract where the player receives only the minimum season's compensation under the Collective Bargaining Agreement, the Agent is entitled to only a $2,000 fee for such season. An Agent may also receive a greater percentage, often 15% to 20%, of a player's compensation from endorsements and other sources of income. As a rule, an Agent can receive a commission only on moneys actually received by the player and cannot force the player to pre-pay any commissions on moneys not yet received by the player.

       WWBM is owned 80% by the Company and 20% by its President and Executive Vice President. In connection with the formation of WWBM, each officer signed five year employment agreements with WWBM, effective September 1, 1996, pursuant to which they assigned their respective rights and interests in the revenues generated by players signed before 1996 and any players they sign to valid player's representation agreements during their employment by WWBM.

       For the year ended December 31, 1996, the Company recognized revenues of $76,297, from these operations.


Marketing Division

       The Company is developing a marketing division to cater to the development of commercial and marketing opportunities for athletes and entertainers, including the Company's clients. The Marketing Division will seek to generate opportunities for non-sport exploitation of all of the Company's clients' names and personalities by focusing on the lucrative merchandising, endorsement, public appearance and licensing opportunities available to today's better known athlete. For these efforts, the Company will receive a stated percentage of any revenues generated by these opportunities as a commission, customarily ranging from 10% and 20%. The Marketing Division will also endeavor to arrange marketing opportunities and public appearances for the athletes of other agencies, in which event the Company would customarily share up to 50% of the commission. To date, the Company has generated minimal revenues from such operations.


Competition

       The Company faces intense competition from an increasingly crowded field of sports agents. As professional athletes' salaries continue to grow, and the opportunities for additional revenues from commercial exploitation and endorsements expand, more agents enter into this field, which has limited barriers to entry. In spite of the growing number of agents, each major professional sport is dominated by one or two major agencies. For example, six Agents, including Leigh Steinberg and Marvin Demoff, represent one third of all players in the NFL, including those generating the highest salaries. This concentration of the recognized revenue generating athletes in the hands of a few agents presents a potential barrier which could prevent WWTS and WWBM from realizing their growth objectives.

       The Marketing Division also faces competition from more established and experienced agencies such as Nike Sports Management, Steiner Sport Marketing, The Marquee Group, Inc., and Advantage International, which currently provide endorsement opportunities to athletes. There are no barriers to entry in this industry and success is dependent upon successfully establishing and maintaining relationships with persons and entities capable of providing endorsement opportunities and identifying trends and issues to capitalize on fleeting popular currents.

       The boxers managed by the Company face intense competition from numerous professional boxers in their respective weight classes both in the boxing ring as well as for participation in bouts and press coverage. Such individuals also compete for access to the services of promoters who have sufficient resources to arrange bouts with large purses. Many boxers have long-term arrangements with promoters, potentially providing such boxers with an advantage in arranging such bouts. There can be no assurance that the individuals managed by the Company will be able to compete successfully on any of these levels. Further, the Company will be competing with numerous other managers and promoters, including Don King Productions, Top Rank, Shelly Finkel Management, Cedric Kushner and Main Events, many of which may have greater financial resources or recognition in the industry than the Company, in the recruitment of new boxing talent.


Employees

       At December 31, 1996, the Company had 11 employees. Three of such persons perform executive functions, three are agents, one is a marketing executive and four perform clerical or administrative functions. The Company believes the number of persons currently employed is adequate to conduct the Company's current level of business operations. Because of the service nature of the sports management industry, the Company intends to continue to seek to add new management personnel to expand into additional sports and to add to the number of players represented by the Company.


Item  2.  Description of Properties

      The Company's principal executive offices are currently located in West Orange, New Jersey on a month-to-month rental basis. The Company currently occupies approximately 1,500 square feet of space, for which the Company pays a monthly base rental of approximately $1,650. The Company leases its boxing training facility, comprising approximately 2,000 square feet, on a month-to-month basis, at a base monthly rental of $1,280. The Company intends to relocate its training facility because the Company does not believe these facilities are adequate for its present and projected needs. The Company believes it will be able to locate suitable space at base rental amounts similar to those currently paid by the Company.


Item  3.  Legal Proceedings

      There are no material legal proceedings to which the Company is a party.

Item  4.  Submission of Matters to a Vote of Security Holders.

          Not applicable.




                                  PART II

Item  5. Market for Common Equity and Related Shareholder Matters.

     The Common Stock and Redeemable Warrants are traded on the Nasdaq SmallCap Market System under the, symbols "WWES" and "WWESW", respectively. Until February 20, 1997, Units consisting of one share of Common Stock and one Redeemable Warrant were also traded on such market. The following reported high and low closing sales prices of the Company's Units, Common Stock and Redeemable Warrants during the period October 22, 1996 (date of initial trading for public offering of each security) through December 31, 1996 were as follows:

                               High              Low
                              -------        ----------
Units                         $ 8 1/4        $ 5   9/16
Common Stock                    7              4   3/4
Redeemable Warrant              1 1/4             11/16


     As of December 31, 1996, the approximate number of holders of record of shares of the Company's Common Stock was 97.

         The Company has not paid a cash dividend on the Common Stock since its public offering in October 1996. The Company intends to retain future earnings for use in its operations and, accordingly, does not intend to pay cash dividends in the foreseeable future.


Item  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

     General

     Worldwide Entertainment & Sports Corp. was organized in August 1995, and since such date has succeeded to the business operations of various entities engaged in the management of professional boxers, each previously controlled by the Company's Chief Executive Officer. In addition, in January 1996, the Company formed Worldwide Team Sports, Inc. (WWTS") and hired a registered NFL
contract advisor.   In August 1996, for the purpose of providing agency,
marketing and management services to professional basketball players, the Company formed Worldwide Basketball Management, Inc. ("WWBM"), a corporation 80% owned by the Company and 20% owned by WWBM's President and Executive Vice President, respectively. While the Company has succeeded to the operations of these businesses, the prior operating results of such separate businesses should not be viewed as representative of the future results of operations of
the Company.   The Company has only recently expanded into
the field of player agency and contract advisory services. The Company has only limited experience in the negotiation of player contracts, and consequently, may seek to retain the services of other registered NFL contract advisors on an independent contractor or consultancy basis and share a portion of fees generated therefrom with such persons. To date, the Company has generated limited revenues from contract advisory services to professional football and basketball players due to the timing of the seasons for such sports.

     Establishing and maintaining a presence in each of the Company's areas of concentration, (i.e., boxing management and team sports player agency) require significant expenditures. Each sports specific division must develop a roster of clients, establish relationships within their prospective sports and develop support services to provide to the athletes. Only a portion of such expenses incurred by the Company will result in the engagement by a client of the Company's services, and it is often uncertain the extent to which, even if retained, a target client will generate significant revenues to the Company. In addition, the Company incurs significant training expenses for the boxers under the Company's management, not all of which are directly reimbursed pursuant to bout agreements for such boxers. In the development of a boxer, particularly a young amateur boxer, into a professional boxer who can command significant purses, such expenses can be incurred over a period of years and constitute hundreds of thousands of dollars or more. The Company must continuously incur such expenses in contemplation of future revenues, the receipt of which is uncertain. The Company's revenues are directly related to the earnings of its clients. The Company derives revenues based upon a percentage, currently ranging from 15% to 27-1/2%, of the boxers' purses from professional bouts. The Company also derives revenues based upon a percentage of salaries and other income received from contracts, endorsement arrangements and other income producing activities of athletes for whom the Company or its management acts as agent or representative.
These percentages currently range from 2% to 4% for professional basketball and football player contracts (although occasionally lower percentages are agreed upon) to 10% or 20% for endorsement and marketing revenues.

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


Year Ended December 31, 1996 Compared with the Year Ended December 31, 1995

     Net revenues for the year ended December 31, 1996, were $322,378, as compared to $241,621, for the year ended December 31, 1995. During 1996, the Company was actively engaged in the management of its four boxers, as compared to 1995, during much of which the Company was actively managing only one boxer, Mr. Briggs. Purse income increased to $232,437 for 1996 compared to $75,794 in 1995 as a result of an increase in the number of bouts and an increase in the level of the purses. In addition, during 1996, the Company first recognized endorsement and commission income from representation of team sports athletes, aggregating $53,504. No such revenues were received by the Company for 1995. During the year ended December 31, 1995, the Company purchased tickets to bouts and then resold the tickets to aid in the distribution of tickets. Such practice was not for the purpose of generating gain on the sale of the tickets, and such practice was suspended in 1996. Accordingly, ticket revenues for the year ended December 31, 1996 were $12,636, compared to $144,227 for 1995. Such revenues are largely offset by a corresponding expense for ticket costs. Therefore, this change does not result in a significant impact on the Company's results of operations.

     Total expense increased for the year ended December 31, 1996, increased to $2,368,763, from $1,077,037, for 1995. Promotion and other operating expenses increased to $2,069,039, for 1996, as compared to $645,124 for 1995 as a result of (1) $315,730 of travel and entertainment expenses incurred in connection with the recruitment of professional football players and Agents for Team Sports and in connection with bouts for the Company's four boxers, and (2) $676,746, in payroll expenses as a result of the hiring of the registered NFL Agent for the WWTS subsidiary and additional staff personnel. In addition, there were approximately $324,389 of expenses for promotional materials and other public relations expenses for the year. The year ended December 31, 1996, also included $ 141,340, of interest expense attributable to the 10% promissory notes issued in connection with the Company's private placement which originated in September 1995, as well as $50,000 paid in connection with the termination of an agreement with a trainer for one of the Company's boxers. Accordingly, the Company's net loss for the year ended December 31, 1996, increased to $2,150,198, from $869,303, for 1995.


Year Ended December 31, 1995 Compared with the Year Ended December 31, 1994

     Purse income increased to $75,794 for the year ended December 31, 1995 from $5,200 for the year ended December 31, 1994. During most of 1994, the Company had a management agreement with only one boxer, Shannon Briggs, who was beginning his professional career at such time. In December 1994 and early 1995, the Company executed management agreements with Ray Mercer, Charles Murray and Tracy Patterson. Therefore, purse income in 1995 increased as a consequence of the resulting increase in the number of bouts and size of the purses. Revenues for the year ended December 31, 1995 included $144,227 of revenues generated by ticket sales processed through the Company for bouts. Operating expenses increased from $396,700 in 1994 to $1,077,037 in 1995 due to a $189,700 increase in training expenses as a result of the increased number of bouts during calendar 1995 and increased promotional expenses in connection with the assumption by the Company of the management of Messrs. Mercer, Murray and Patterson. In addition, and for the same reasons, travel and entertainment expenses increased to $91,507 from $15,758 for the prior year, promotional expenses increased to $87,751 from $13,478 for the prior year and ticket purchase expense was $104,763 as compared to less than $500 for the prior year. During the year ended December 31, 1995, the Company incurred a non-recurring expense in the amount of $208,500 relating to the repurchase of a co-manager's interest in one of the boxers. Accordingly the Company's loss from operations increased to $(835,416) for the year ended December 31, 1995 from $(376,500) for the year ended December 31, 1994. During such period, the Company also incurred interest expense of $32,245 relating to notes issued through the private placement commenced in 1995. As a result of these expenses, the net loss for 1995 was $(869,303).

Liquidity and Capital Resources

     Historically, the Company's principal source of operating capital has been provided by loans and capital contributions from the Company's stockholders as well as private sales of the Company's debt securities. At December 31, 1996, the Company had working capital of $3,488,937, which amount was obtained through the net proceeds for the company's initial public offering in October 1996. Such proceeds were used to repay approximately $2,150,000 of outstanding indebtedness to several individuals holding promissory notes issued pursuant to a private placement.

     The Company may relocate its boxing facility. It is anticipated that the Company would incur expenditures of $150,000 in connection therewith. Management salaries (aggregating approximately $650,000 per annum) and anticipated training expenses (estimated at approximately $475,000, depending upon the number of bouts) represent the expected significant uses of working capital during the next twelve months, as well as recruitment expenses (estimated to approximate $650,000, subject to variations depending upon player availability and recruiting success) and rent (approximately $108,000 per annum). Prior to January 1, 1996, no officer of the Company was paid a salary nor were there any salaries accrued therefor.

     Although the Company believes that the remaining proceeds of its October 1996 initial public offering will be sufficient to fund its operations over the next 12 months or longer, there can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements. Accordingly, the Company may be required to seek additional financing through bank borrowings, debt or equity financing or otherwise. There can be no assurance that any such financing will be available to the Company on favorable terms, if at all.


Item 7.  Financial Statements


                    WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                             AND SUBSIDIARIES
                     CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 AND 1995



                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                               Page

Independent Auditors' Report..................................

Consolidated Balance Sheet as of December 31, 1996............

Consolidated Statements of Operations for the years
 ended December 31, 1996 and 1995.............................

Consolidated Statement of Stockholders' Equity (Capital
  Deficiency) as of December 31, 1996 and 1995................

Consolidated Statements of Cash Flows for the
  for the years ended December 31, 1996 and 1995..............

Notes to the Financial Statements.............................

                     INDEPENDENT AUDITORS' REPORT





To the Board of Directors and
Stockholders of Worldwide Entertainment
  & Sports Corp. and Subsidiaries
29 Northfield Avenue
West Orange, NJ  07052

We have audited the accompanying balance sheet of Worldwide Entertainment & Sports Corp. and Subsidiaries as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Entertainment & Sports Corp. and Subsidiaries as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.


ROSENBERG RICH BAKER BERMAN & COMPANY

Maplewood, New Jersey
February 18, 1997

                      WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                               AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                                          December 31,
                                                              1996
                                                          ------------

CURRENT ASSETS:
  Cash and cash equivalents including
     restricted cash of $120,000                         $    791,505

  Certificates of deposit                                     300,000

  Marketable securities (at fair market value)              3,098,760

  Accounts receivable net of allowance for
    doubtful accounts of $600                                  12,396

  Prepaid consulting expense                                   40,000

  Due from boxers net of reserve of $38,853                    92,458

  Deposit                                                      43,150

  Other current assets                                         12,275
                                                          -----------
                                                          $ 4,390,544
                                                          -----------
PROPERTY AND EQUIPMENT - AT COST:
  Net of accumulated depreciation                              56,195

OTHER ASSETS:
  Deferred consulting expense                                 150,000

  Due from related party net of reserve of $ 30,710            30,711

  Cash surrender value of life insurance                        4,861

  Security deposits                                             5,950

  Other assets                                                 15,000
                                                          -----------
                                                              206,522
                                                          -----------
                                                          $ 4,653,261
                                                          ===========


          See the Notes to the Consolidated Financial Statements.

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                 LIABILITIES


                                                          December 31,
                                                              1996
                                                          ------------

CURRENT LIABILITIES:
  Current portion of long-term debt                       $    25,515

  Escrow funds payable                                        149,156

  Due to related party                                        168,826

  Accrued compensation and related items                      227,585

  Accrued expenses                                            245,539

  Advance on letter of credit                                  70,000

  Deferred income                                              14,536

  Income taxes payable                                            450
                                                          -----------
                                                              901,607
                                                          -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
     5,000 shares; no shares issued                                 -

  Common stock, $.01 par value; authorized
     20,000,000 shares; 5,153,255 shares issued                51,533

  Additional paid-in capital                                6,763,561

  Accumulated deficit                                      (3,060,307)

  Demand note receivable on private issuance
     of Common Stock                                          (12,350)

  Unrealized gain on securities available for sale              9,217
                                                          -----------
                                                            3,751,654
                                                          -----------
                                                          $ 4,653,261
                                                          ===========




         See the Notes to the Consolidated Financial Statements.

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                              Years Ended December 31,
                                             ---------------------------
                                                  1996           1995
                                             ------------     ----------

Purse income                                 $    232,437     $   75,794

Agency fee revenue                                 30,424              -

Commission income                                  22,793         21,600

Endorsement income                                 23,080              -

Ticket revenues                                    12,636        144,227

Merchandise revenues                                1,008              -
                                             ------------     ----------
                                                  322,378        241,621
                                             ------------     ----------

Training and related expenses                     199,725        223,413

Promotion and other operating expenses          2,069,038        645,124

Other expenses                                    100,000        208,500
                                             ------------     ----------
                                                2,368,763      1,077,037
                                             ------------     ----------

Loss from operations                           (2,046,385)      (835,416)
                                             ------------     ----------


Other income and expenses:
  Interest and dividend income                     21,941            323

  Other income                                     10,916              -

  Interest expense                               (141,340)       (33,573)
                                             ------------     ----------
                                                 (108,483)       (33,250)
                                             ------------     ----------

Loss before income taxes                       (2,154,868)      (868,666)

Income taxes                                        1,330            637
                                             ------------     ----------

Net Loss                                     $ (2,156,198)    $ (869,303)
                                             ============     ==========

WEIGHTED AVERAGE OF COMMON SHARES
   OUTSTANDING                                  4,116,096      3,222,176
                                             ============     ==========
LOSS PER SHARE                               $      (0.52)    $    (0.27)
                                             ============     ==========



           See the Notes to the Consolidated Financial Statements.

           WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    (CAPITAL DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                                          Demand
                                                                                                          Note
                                                                               Add-                       Receiv-   Unrealized
                                                                               itional                    able      Gain on
                          Preferred Stock     Common Stock        Pre-         Paid-                      on        Securities
                          ---------------   ----------------      decessors'   in          Accumulated    Common    Available
                          Shares   Amount   Shares     Amount     Capital      Capital     Deficit        Stock     For Sale
                          ------   ------   -------    -------    ----------   -------     -----------    -------   ----------

Balance -
  January 1, 1995              -     $  -           0   $    0    $  293,501   $     0      $ (444,656)   $     0    $      0

Capital contributions          -        -           -        -       220,002         -               -          -           -

Issuance of Common
  Stock to original
  holders                      -        -         180        2             -        (2)              -          -           -

Stock split;
  10,000 for 1                 -        -   1,799,820   17,998             -   (17,998)              -          -           -

Issuance of Common
  Stock to original
  holders                      -        -   1,234,955   12,350             -            -            -    (12,350)          -

Issuance of Common
  Stock  to acquire
  Shannon Briggs I, LP         -        -     500,000    5,000      (513,503)     508,503            -          -           -

Issuance of Common
  Stock to acquire
  subsidiaries                 -        -     184,966    1,850             -       (1,850)           -          -           -

Reclassification of
  Accumulated Deficit
  from  S corporation
  subsidiaries                 -        -           -        -             -     (409,850)     409,850          -           -

Net loss for the
  year ended
  December 31, 1995            -        -           -        -             -            -     (869,303)         -           -
                             ---    -----     -------   -------    ---------   ----------     --------    -------    --------
Balance -
  December 31, 1995            0        0   3,719,921    37,200            0       78,803     (904,109)   (12,350)          0

Issuance of common
  stock                        -        -      33,334       333            -      199,667            -          -           -

Proceeds from stock
  offering                     -        -   1,400,000    14,000            -    6,485,091            -          -           -

Net loss for the
  year ended
  December 31, 1996            -        -           -         -            -            -   (2,156,198)         -           -

Unrealized gain on
  securities available
  for sale                     -        -           -         -            -            -            -          -       9,217
                             ---    -----   ---------  --------    ---------   ----------   ----------    -------    --------
                               0    $   0   5,153,255  $ 51,533    $       0  $ 6,763,561 $ (3,060,307)   $     -    $  9,217
                             ===    =====   =========  ========    =========   ==========  ===========    =======    ========


         See the Notes to the Consolidated Financial Statements.

                   WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                                AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                 Years Ended December 31,
                                                --------------------------
                                                  1996             1995
                                              ------------    ------------

Cash Flows from Operating Activities
 Net loss                                     $ (2,156,198)   $   (869,303)

 Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation and amortization                    24,014           7,272

   Cash value of life insurance                     (2,548)         (1,226)

 Changes in operating assets and liabilities:

   Increase accounts receivable                    (12,396)              -

   (Increase) decrease due from boxers
     and trainers                                   58,900        (136,379)

   Increase other current assets                   (12,050)         (3,385)

   Increase deposits                               (49,100)              -

   Increase other assets                            (9,675)              -

   Increase escrow funds payable                   126,250          22,906

   Increase accrued expenses                       117,833         291,057

   Increase (decrease) accrued interest            (24,570)         24,570

   Increase advance on letter of credit             70,000               -

   Increase income taxes payable                       150              75

   Increase deferred income                         14,536               -
                                              ------------    ------------
      Net cash used in operating activities     (1,854,854)       (664,413)
                                              ------------    ------------

Cash Flows from Investing Activities
   Purchase of marketable securities            (3,389,543)              -

   Purchase of property and equipment              (39,045)        (13,161)

   Advances to stockholder                         131,956        (100,046)
                                              ------------    ------------
      Net cash used in investing activities     (3,296,632)       (113,207)
                                              ------------    ------------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock
      and initial public offering                6,499,092               -

   Deferred costs in connection with
      proposed public offering                      47,148         (47,148)

   Proceeds from notes payable and debt             31,000       1,171,000

   Repayment of notes payable and debt          (1,181,385)         (5,000)

   Capital contributions                                 -         220,002
                                              ------------    ------------
  Net cash provided by financing activities      5,395,855       1,338,854
                                              ------------    ------------

Net increase in cash                               244,369         561,234

Cash and cash equivalents (overdraft) at
  beginning of year                                547,136         (14,098)
                                              ------------    ------------

Cash and cash equivalents at end of year      $    791,505    $    547,136
                                              ============    ============

Supplemental Disclosure of Cash
   Flows Information:

   Cash paid during the year for:
      Income Taxes                            $        880    $        253
                                              ============    ============

      Interest                                $    141,341    $      9,159
                                              ============    ============


              See the Notes to the Consolidated Financial Statements

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                               AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE A  -    NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

Nature of Organization

Worldwide Entertainment & Sports Corp. and Subsidiaries (the "Company") was incorporated in Delaware on August 15, 1995, for the purpose of providing management, agency, and marketing services to professional athletes, artists and entertainers, principally to boxers, football and basketball players.

In August 1996, the Company formed a new corporation, Worldwide Basketball Management, Inc. ("WWBM") with an 80% interest owned by the Company. The remaining 20% interest is owned by two principals formerly associated with Impact Sports Management, LLC ("Impact"). One of the principals is a certified NBA player agent. These principals have signed five year employment agreements with WWBM, effective September 1, 1996. WWBM has been assigned the revenues resulting from existing representation agreements and future revenues that may be generated from future agreements.

On October 22, 1996, the Company consummated its initial public offering (the "Offering") and, accordingly, issued and sold to the public 1,400,000 Units (the "Units"), each Unit consisting of one share of common stock, $.01 par value, of the Company (the "Common Stock"), and one redeemable Common Stock Purchase Warrant (the "Warrants") to purchase one share of Common Stock at $7.20 for a period of 48 months commencing on October 22, 1997. The Common Stock and the Warrants will be separately tradeable and transferable.

The proceeds from these transactions (amounting to approximately $7.5 million) were used, in part, to repay outstanding indebtedness of approximately $2,150,000 and legal, accounting and other expenses (totaling approximately $550,000) associated with the Offering; the balance (to be used to fund future operations), was invested in short-term instruments.


NOTE B  -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On December 1, 1995, the Company acquired all of the shares of Marc Roberts, Inc., Marc Roberts Boxing, Inc., Shannon Briggs Champion Management, Inc., Merciless Management Inc. and The Natural Management Inc. in exchange for 184,966 shares of Common Stock and acquired the business operations of Shannon Briggs I, L.P. in exchange for 500,000 shares of Common Stock. The business combination has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements include the combined results of operations of such companies for the periods presented as though the business combination were effective as of January 1, 1995.

Principals of Consolidation

The consolidated financial statements include the accounts of Worldwide Entertainment & Sports Corp. and its wholly-owned subsidiary Worldwide Team Sports, Inc. and an 80% majority-owned subsidiary, Worldwide

Basketball Management, Inc. All significant intercompany balances and transactions have been eliminated.


Cash and Cash Equivalents

For the purpose of the statements of cash flows, cash equivalents include all highly liquid instruments with original maturities of three months or less.


Marketable Investment Securities

The Company invests in debt securities. These securities are classified at the date of purchase as available-for-sale securities. Available-for-sale securities are reported at fair value with unrealized gains and losses, net of the related tax effect, reflected as a separate component of stockholders' equity until such gains or losses are realized.


Property and Equipment

Property and equipment are carried at cost. Depreciation is computed using primarily accelerated methods based upon the estimated useful lives of the assets which range from 5 to 7 years. Repairs and maintenance which do not extend the useful lives of the related assets are expensed as incurred.


Organization Costs

Organization costs of $3,342 are amortized over sixty months on a straight-line basis. Total amortization expense for the years ended December 31, 1996 and 1995 was $1,004 and $668, respectively.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.

Revenue Recognition

Purse revenue is recognized upon completion of a fight, as a percentage of the boxer's purse. If a fight is canceled, any monies that may have been received in advance will be recognized as income at that time. Ticket and commission revenues are recognized upon the commencement of a scheduled fight.

Agency fee revenue is recognized during the various athletic seasons on a pro rata basis. Revenue is therefore recognized from the period November 1 through May 1 for basketball, and September 1 through January 1 for football.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Income Taxes

The Company provides Federal and state income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).


Stock-Based Compensation

The Financial Accounting Standards board has issued a new standard, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company adopted the disclosure requirements of SFAS 123 during 1996, however, no options were granted.


NOTE C  -    CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996, the Company's uninsured cash balances total $483,407.


NOTE D  -    RELATED PARTY TRANSACTIONS

The net balance due to the principal officer/shareholder at December 31, 1996 amounts to $168,826. Amounts due to related parties represent the net balance due from advances to the principal officer/shareholder which represents a net accumulation of loans to and from the principal officer/ shareholder of the corporation from the inception of the various corporations. The loans bear no interest and are unsecured.

The Company leased, on a month-to-month basis, a facility owned by the principal officer of the Company. Total rent expense relating to the lease was $53,400 and $9,000 for the years ended December 31, 1996 and 1995, respectively.

Pursuant to an oral agreement, the Company has paid down liabilities on behalf of both of its subsidiary officers amounting to $ 61,421 during the year ended December 31, 1996. Terms of this unsecured receivable to the

Company are such that, if the officer's employment is terminated, the total non-interest bearing amount will become due upon demand. Should the officer remain employed by the Company, the amount will be offset against future bonuses earned by the officer. At December 31, 1996, $30,710 has been reserved against the receivable.

Purchases of boxing tickets amounting to $28,453 from a company owned by the principal officer were used for promotional purposes and are included in promotion and other operating expenses in 1996. There were no tickets purchases from such company in 1995.


NOTE E  -    PROPERTY AND EQUIPMENT


Property and equipment consist of the following:

                                                        1996
                                                     ----------

  Gym equipment and furniture                        $   56,450

  Leasehold improvements                                  7,116

  Transportation equipment                               31,000
                                                     ----------
  Total                                                  94,566

  Less accumulated depreciation and amortization         38,371
                                                     ----------
  Balance                                            $   56,195
                                                     ==========


Depreciation expense amounted to $11,027 and $6,604 for the years ended December 31, 1996 and 1995, respectively.


NOTE F  -    CASH SURRENDER VALUE OF LIFE INSURANCE

The Company is the owner and beneficiary of 7 life insurance policies on the lives of the boxers with a total face amount of $1,800,000. The cash value of these policies is $4,861. The Company is the owner and beneficiary of a life insurance policy on the life of the chief executive officer with a face amount of $2,000,000. The Company is also the owner of another life insurance policy on the life of another officer. The face amount of this policy is $750,000.


NOTE G  -    MARKETABLE SECURITIES

Cost and fair value of the Company's investments in debt securities as of December 31, 1996 are as follows:

                                           Gross
                            Amortized      Unrealized    Fair
                            Cost           Gains         Value
                            -----------    ----------    -----------

Available-for-sale:
   Debt securities          $ 3,089,543    $    9,217    $ 3,098,760
                            ===========    ==========    ===========


The amortized costs and fair values of debt securities available for sale at December 31, 1996 by expected maturity are shown below. Expected maturities may differ from contractual maturities because such securities may be subject to call or prepayment by the borrower.


                                 Securities Available-for-Sale
                                 -----------------------------
                                 Amortized          Fair
                                 Cost               Value
                                 -----------        -----------

Due in one year or less          $ 3,089,543        $ 3,098,760
                                 ===========        ===========


Information regarding available-for-sale securities for the years ended December 31, 1996 and 1995 follows:


Gross unrealized gain                                         $  9,217
Income tax effect                                                    -
                                                              --------
Change in unrealized gain on investment securities            $  9,217



NOTE H  -    NOTES AND LOANS PAYABLE

Escrow funds payable

The Company has received funds earned by two of the boxers through a percentage of gross proceeds earned by each of the boxers. These funds are being held in escrow on behalf of the boxers until such time as their release is requested.


Long-term debt consists of the following:

                                                                   1996
                                                                ---------
Note payable to bank, payable in monthly installments of
$786, including interest at 10%, loan repaid February 13,
1997                                                            $  25,515

Less current maturities of long-term debt                               -
                                                                ---------
                                                                $  25,515

NOTE I  -    INCOME TAXES
The income tax provision is comprised of the following at:

                                        December 31,         December 31,
                                            1996                 1995
                                        ------------         ------------
State current position                  $      1,330         $        637


The Company's total deferred tax asset, comprised solely of federal and state net operating loss carryforwards, and valuation allowance at December 31, 1996 and 1995 are as follows:


Total deferred tax asset                $    786,977         $     94,461
Less valuation allowance                    (786,977)             (94,461)
                                        ------------         ------------
Net deferred tax asset                  $          -         $          -
                                        ============         ============


The Company has available an $1,830,479 net operating loss carryforward which may be used to reduce future federal taxable income available through December 31, 2011. The Company also has available an $1,829,049 net operating loss carryforward which may be used to reduce future state taxable income available through December 31, 2003.


NOTE J  -    LEASE COMMITMENT

The Company leases space which serves as the gym and training facility. The original lease expired August 31, 1993 with the option to renew for a maximum of five one year terms. The options have not been exercised, but the Company continues to occupy such space on a month-to-month basis. The terms of the lease include escalation for real estate taxes. Total rent expense is $15,503 and $16,355 for 1996 and 1995, respectively.

The Company pays rent on behalf of the boxers, their personal attendants and strength coaches.

Total rent expense amounted to the following:


December 31, 1996               $    54,585
December 31, 1995               $    33,980


The Company rents office space on a month-to-month basis. Total rent was $34,237 and $- 0 - for 1996 and 1995, respectively.

The Company is responsible for all taxes, licenses, insurance and general maintenance related to the above leases.


NOTE K  -    COMMITMENTS AND OTHER MATTERS

Management Contracts

The Company holds various long-term management contracts with numerous boxers, football and basketball players. The boxers' contracts expire from November 7, 2000 to April 9, 2001. The football and basketball players' contracts run for the term of their individual players' contracts. The Company may receive anywhere from 15% to 27.5% of the boxers' purses from professional bouts and may receive approximately 20% for any type of endorsements, public appearances or commercials. The Company may receive approximately 4% of the football or basketball players' contracts; occasionally lower percentages are agreed upon. They may also receive 10% or 20% for endorsement and marketing revenues.

Due from Boxers

Pursuant to the boxers' management agreement, the corporation makes unsecured interest-free loan advances to the boxers who then authorize the corporation to deduct the amount of their loan advance from the proceeds of their fight purse.

Settlement Agreement and Release of Co-Manager

On October 9, 1995 a settlement agreement was reached with a co-manager of one of the boxers which provided for the termination of a contract which was previously made with such co-manager. Total payments made to the co-manager for the release of his contract were $208,500.

Settlement Agreement and Release of Boxers' Trainer

On August 29, 1996 a settlement agreement was reached with a trainer for one of the boxers which provided for the termination of a contract which was previously made with such trainer. Total payments made on this release were $100,000.

Prepaid and Deferred Consulting Expense

The Company has entered into a consulting agreement with Summit Management Group. Summit Management Group received 33,334 shares of the Company's Common Stock valued at $200,000 worth of consulting services. These services are to be amortized over 5 years. To date total consulting expenses amounted to $10,000 and $- 0 - for the years ended December 31, 1996 and 1995, respectively.

Letter of Credit

As of December 31, 1996 the Company has $120,000 open letter of credit. Therefore $120,000 of the Company's cash and cash equivalents are restricted. Subsequently on January 7, 1997 the funds applicable to the letter of credit for $120,000 was drawn.


NOTE L  -    FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, loans from officers/ stockholders/affiliates, and accounts payable and accrued expenses, and notes payable:

The carrying amount approximates fair value because of the short maturity of these instruments.

Marketable investment securities:

The fair value of the Company's marketable investment securities are based on quoted market prices.



NOTE M  -    STOCK OPTION PLAN

On July 1, 1996, the Company adopted the 1996 Stock Option Plan (the "SOP"). the Plan provides that certain options granted thereunder are intended to qualify as "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The Plan provides for authorization of up to 500,000 shares. The option price per share of stock purchasable under an incentive stock option shall be determined at the time of grant but shall be not less than the fair market value of the Common Stock on such date, or, in the case of a 10% stockholder, the option price per share shall be no less than 110% of the fair market value of the stock on the date an incentive stock option is granted to such 10% stockholder. The following is a summary of 1996 transactions:


                                                Non-Qualified Shares
                                                Under Option
                                                December 31, 1996
                                               ---------------------

Outstanding, beginning of year                                   0
Granted during the year                                     60,000
Exercised during the year at $5.00 per share                     0
                                                            ------
Outstanding, end of year at $5.00 per share                 60,000
                                                            ======
Eligible, end of year for exercise currently
   at $5.00 per share                                       60,000
                                                            ======

NOTE N  -  EQUITY TRANSACTIONS

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

In December 1995, Marc Roberts assigned all of his shares in Merciless Management Inc.,The Natural Management Inc., Marc Roberts Inc., Shannon Briggs Champion Management, Inc. and Marc Roberts Boxing, Inc., to the Company in exchange for an additional 184,966 shares of Common Stock. Each of those companies was subsequently merged into the Company.


NOTE O  -           SUBSEQUENT EVENTS

Formation of a new subsidiary

On March 4, 1997, Worldwide Sports Promotions Inc. was incorporated in the State of Delaware. The company was formed for the purpose of promoting sporting events. This new subsidiary is 100% owned by the Company.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

          The directors and executive officers of the Company are as follows:


Name               Age            Position

Marc Roberts        37        President, Chief Executive Officer, President of
                              Worldwide Team Sports, Inc. and Director
Roy Roberts         58        Chief  Financial Officer, Director
Allan Cohen, M.D.   55        Director
Dan Drykerman       49        Director
Herbert F. Kozlov   43        Director
Harvey Silverman    56        Director
Erik Rudolph        34        President, Worldwide Basketball Management, Inc.


     Marc Roberts has been President and Chief Executive Officer of the Company since its inception in August 1995. Mr. Roberts is involved in various real estate, restaurant and other business ventures as a passive investor, none of which occupies any significant portion of his business time.

     Roy Roberts has been Chief Financial Officer of the Company since its inception and as a director of the Company since July 1996. Mr. Roberts devotes his full time and attention to the Company. Since 1991, Mr. Roberts serves as the President of Sparkle Industries, a commercial maintenance company in New Jersey. He also served, until 1995, as the Chairman and Chief Operating Office of Palisades Entertainment, Inc., a motion picture film distributor specializing in special interest, rock and roll and animation films. Mr. Roberts is Marc Roberts' father.

     Allan Cohen, M.D. has been a director of the Company since July 1996. Dr. Cohen is engaged in the practice of medicine, specializing in gastroenterology, and has been President of Gastroenterology Associates, a professional corporation, since 1974 and is President of the Medical Staff at Muhlenburg Hospital in Plainfield, New Jersey. Dr. Cohen is Marc Robert's uncle.

     Dan Drykerman has been a director of the Company since July 1996, and as the Operating Partner of Drykerman Investment Group, an investment partnership (f/k/a Drykerman Enterprises) since 1976.

     Herbert F. Kozlov has served as general counsel to the Company since its inception, and as a director of the Company since July 1996. Mr. Kozlov has been a practicing attorney for more than the past fifteen years and is currently a partner in the firm of Parker Duryee Rosoff & Haft A Professional Corporation. Mr. Kozlov is also a member of the Board of Directors of HMG Worldwide Corporation.

     Harvey Silverman has been a director of the Company since July 1996. Mr. Silverman is a Senior Managing Director of Spear Leeds & Kellogg in New York, where he has been employed since 1963. Mr. Silverman is a Governor on the American Stock Exchange and a director of Intermarket Clearing Corp.

     To the Company's knowledge, based upon a review of Forms 4 and 5 and any amendments thereto, submitted to the Company, all Directors, Officers, and Beneficial Owners of more than 10% of the Common Stock of the Company have filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act; however Form 5's filed by the directors of the Company to report gifts of common stock and the receipt, in December 1996, of options under the Company's Stock Option Plan were filed four days after the due date.


Item 10.   Executive Compensation

     The following table sets forth the annual compensation paid by the Company during fiscal 1996 to the Chief Executive Officer and President, and the other executive officers of the Company:

                                                    Annual Compensation
                                               ----------------------------
Name and Principal Position                    Salary       Bonus     Other
----------------------------                   ------       -----     -----
Marc Roberts
   Chief Executive Officer,                   $190,000      $ -       $ -
   President

Roy Roberts
   Chief Operating Officer,                     20,000        -         -
   Chief Financial Officer

Eric Rudolph
   President, Worldwide                         43,334      $50,000     -
   Basketball Management, Inc.


-----------------
(1) The Company did not make any restricted stock awards, grant any stock appreciation rights or make any long-term incentive plan payments to the named executive officers during 1996.
(2) Other compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus of the Officer for the year.

Employment Agreements

     Marc Roberts has entered into a five-year employment agreement with the Company commencing January 1, 1996 which provides for a base annual salary of $190,000 with annual minimum guaranteed increases of $25,000. Mr. Roberts shall also be paid an annual bonus of an amount equal to a minimum of 10% of the pretax operating income of the Company before income taxes, depreciation and amortization. Bonuses in excess of that amount shall be determined by the Company's Board of Directors or its executive compensation committee, if any. Mr. Roberts shall also be entitled to participate in the Company's incentive stock option plan and shall be granted a minimum of 30% of the stock options to be issued by the plan at an exercise price of 110% of the fair value of the stock, as determined by the Board of Directors, on the date of grant. The agreement provides that upon termination of Mr. Roberts' employment without cause or upon certain changes in control of the Company resulting in Mr. Roberts' termination, he will be entitled to receive any accrued but unpaid amounts due him under the agreement from the period prior to his termination. In addition, the Company is obligated to pay Mr. Roberts (i) within five (5) days of notice of termination, an amount equal to sixty percent (60%) of the present value of the sum of (x) all salary which would have been earned but for such termination for a period of 2.99 years commencing on the date of such termination based on Mr. Roberts' then current salary, plus (y) the present value of an amount determined by multiplying the amount of incentive compensation earned by Mr. Roberts for the last fiscal year of the Company preceding termination by 2.99 ("Severance Compensation"). The remaining forty percent (40%) of the Severance Compensation shall be paid to Mr. Roberts in twelve (12) equal monthly installments commencing on the first month after the month in which he was terminated. In the event of Mr. Roberts' termination for cause, or if Mr. Roberts voluntarily terminates the agreement within its first two years, the Company is under no obligation to pay him his compensation beyond the date of termination. If Mr. Roberts voluntarily resigns from the Company after the second anniversary of his agreement, he shall be entitled to receive all of the compensation and benefits he would be afforded if he had been terminated without cause. Mr. Roberts' agreement provides that Mr. Roberts will not compete with the Company for a one (1) year period after the termination of his employment. The Company has obtained a $2,000,000 key person life insurance policy on Mr. Roberts' life naming the Company as beneficiary.

     In connection with the formation of WWBM, Messrs. Rudolph and Goodson signed five year employment agreements with WWBM, effective September 1, 1996, pursuant to which Messrs. Rudolph and Goodson assigned their respective rights and interests in the revenues generated by (i) Samaki Walker, Jason Osborne and Shawnelle Scott, and (ii) any players Messrs. Rudolph and Goodson sign to valid player's representation agreements during their employment by WWBM. Messrs. Rudolph and Goodson shall each receive a salary of $130,000 per annum, and shall each also receive a signing bonus of $50,000 upon the completion of the Initial Public Offering. Messrs. Goodson and Rudolph shall also be entitled to divide, as annual bonus compensation, 10% of the annual net revenues of WWBM up to $250,000 and 17% of the annual net revenues of WWBM above $250,000. The Company is committed to fund up to $700,000 of operating expenses of WWBM which will increase to up to $1,000,000 if WWBM achieves certain performance goals tied to the successful recruitment of NBA players. The Company has the right to terminate the agreements if WWBM's aggregate costs of operations exceeds the above stated funding obligations.
In the event of the non-renewal of the employment agreements, or their termination for any reason, Messrs. Goodson and Rudolph will (i) be reassigned the rights to the revenues from Mr. Walker's contract, and any revenues to be derived from Mr. Osborne, who currently does not have a professional basketball contract, and
(ii) pay WWBM (a) 50% of the revenues from all other players signed during the terms of their employment (including Mr. Scott) until the Company recoups all of the amounts funded by the Company, and (b) 30% of such revenues thereafter. In the event Messrs. Goodson and Rudolph voluntarily terminate their employment without cause, however, the revenues derived from Messrs. Walker and Osborne shall not be reassigned and the revenue generated thereby will be treated like the other players.

     In December 1996, the Company granted to each of its four non-employee directors options, exercisable over a five year period, to purchase 15,000 shares of Common Stock at an exercise price of $5.00 per share.


Item 11.  Security Ownership and Certain Beneficial Owners and Management

     The following table sets forth certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, and all officers and directors of the Company as a group.


                                      Number       Percentage of Common Stock
Name and Address                      of Shares    Beneficially Owned
--------------------------------     ------------  --------------------------
Marc Roberts (1)                     1,584,966            30.2%
Roy Roberts                             83,334             1.6%
Allan Cohen, M.D.                       56,667(2)          1.1%
Dan Drykerman                           55,000(3)          1%
Herbert F. Kozlov                      310,000(4)          5.9%
Harvey Silverman                        98,334(5)          1.9%
All officers and directors
as a group (6 persons) (3)(4)(5)      2,188,301            40.1%

------------------------
(1) The address of the beneficial owner is that of the Company's principal executive office.
(2) Includes 40,000 shares which may be acquired upon the exercise of currently exercisable options and warrants.
(3) Includes 52,500 shares which may be acquired upon the exercise of currently exercisable options and warrants.
(4) Does not include 45,000 shares and warrants to acquire an additional 25,000 shares held by members of a law firm of which Mr. Kozlov is a member. Mr. Kozlov disclaims beneficial ownership of such shares. Includes 8,000 shares held under the NYUGMA for the benefit of his minor children and 15,000 shares which may be acquired upon the exercise of currently exercisable options.
(5) Includes 15,000 shares which may be acquired upon the exercise of currently exercisable options.

Stock Option Plan

   On July 1, 1996, the Company adopted the 1996 Stock Option Plan (the "SOP") covering 500,000 shares of the Company's Common Stock, $.01 par value, pursuant to which officers, directors and key employees of the Company are eligible to receive incentive and/or non-qualified stock options. The SOP will be administered by the Board of Directors or a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions of purchase of options will be determined by the Board or committee at its sole discretion. The purpose of the SOP is to attract and retain persons instrumental to the success of the Company. Incentive stock options granted under the SOP are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the SOP to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. At December 31, 1996, options to purchase up to 60,000 shares have been granted under the SOP.


Item 12. Certain Relationships and Related Transactions

   In August 1995, the Company issued 150 shares of its Common Stock to Marc Roberts for a purchase price of $150, and 30 shares of its Common Stock to Herbert Kozlov for a purchase price of $30. In September 1995, the Company authorized a 10,000 for 1 stock split converting these outstanding 180 shares of Common Stock to 1,800,000 shares. Also in September 1995, the Company issued to 55 persons an aggregate of 1,234,955 shares, of which 185,835 were issued to officers and directors of the Company.

   Commencing in September 1995 and ending in June 1996, the Company privately sold an aggregate of 39.8 units ("Units"), resulting in net proceeds to the Company of $1,990,000, each consisting of (a) a $50,000 promissory note bearing interest at a rate of 10% per annum payable in full upon the earlier of (i) the Company's receipt of at least $3,000,000 from an underwritten public offering of the Company's securities (the "Initial Public Offering") or (ii) 18 months after the date of the closing of the unit investment (the "Placement Closing Date") and (b) a warrant to purchase
25,000 shares of the Company's Common Stock exercisable for a period of five years from the Placement Closing Date, provided that an Initial Public Offering is consummated during such five year exercise period, at an exercise price per share equal to 120% of the price per share in the Initial Public Offering. Messrs. Drykerman and Cohen purchased 1.5 and 1 Unit, respectively, through such private placement.

   In November 1995, the Company entered into an Asset Acquisition Agreement with Shannon Briggs Boxing I, L.P. (the "Briggs Partnership") to acquire all of the assets and assume all of the liabilities of the Briggs Partnership. Pursuant to the Asset Acquisition Agreement, the Briggs Partnership received 500,000 shares of Common Stock. The number of shares of Common Stock was determined based upon management's estimation of the value to the Company of the management rights to Mr. Briggs relative to the Company's other three boxers. The shares of Common Stock were distributed on a pro rata basis to the limited partners of the Briggs Partnership upon the dissolution of such partnership. Marc Roberts was the principal of the general partner of the Briggs Partnership, S.B. Champion Management, Inc. In accordance with the terms of the Asset Acquisition Agreement, the then existing management agreement with Shannon Briggs, pursuant to which the Briggs Partnership was entitled to participate in the fees generated by the management of Shannon Briggs, was terminated, and a new management agreement was entered into between the Company and Shannon Briggs.

   In December 1995, the Company issued 184,966 shares to Marc Roberts in exchange for all of the outstanding shares of Merciless Management Inc., The Natural Management, Inc., S.B. Championship Management, Inc., Marc Roberts Inc. and Marc Roberts Boxing Inc. Subsequent thereto, each of the management agreements between such corporations and Ray Mercer, Charles Murray and Tracy Patterson were terminated and such boxers executed new management agreements with the Company. In July 1996, each of those corporations was merged into the Company.

   From time to time Marc Roberts has made loans and advances to the Company and the Company has advanced funds to Mr. Roberts. In June 1996, Mr. Roberts repaid $200,000 of amounts due to the Company, thereby eliminating the balance due from Mr. Roberts. Subsequent to June 1996, Mr. Roberts made additional loans to the Company. At December 31, 1996, $169,000 was due to Mr. Roberts. Mr. Roberts has agreed to forgo repayment of such amounts until the Company has generated operating revenue in excess of such amount.

   Commencing in November 1995, the Company paid $4,500 per month to Marc Roberts for the use of a portion of Mr. Roberts' personal residence to house certain of the Company's boxers and other related personnel, such as strength coaches, from time to time and to offset the costs and expenses of food and other living expenses of such persons. In April 1996 such monthly payment was increased to $5,700.

   The Company believes the terms and conditions of the foregoing transactions are no less favorable to the Company than those available from unaffiliated parties. Future transactions between the Company and any affiliate will be on terms and conditions approved by this Board of Directors.

   Pursuant to a Shareholders Agreement among Goodson, Rudolph and the Company, upon the occurrence of certain events, including the termination of the employment of Messrs. Rudolph and Goodson, the shares of WWBM held by Messrs. Rudolph and Goodson (representing 20% of the outstanding shares of WWBM) will be exchanged for up to an aggregate of 300,000 shares of Common Stock of the Company, depending upon the time of such exchange and the financial condition of WWBM as of the time of such exchange.

   Marc Roberts was the President and a director of Triple Threat Enterprises, Inc. ("Triple Threat"), and Harvey Silverman and Allan Cohen, directors of the Company, were also directors of Triple Threat. In November 1990, Triple Threat completed an initial public offering of its common stock. At the time of Triple Threat's initial public offering, Triple Threat was engaged in the business of managing three boxers, two of whom were Ray Mercer and Charles Murray. In February 1991, Mr. Roberts resigned as President and Chief Executive Officer as a result of a difference of opinion with certain members of management and controlling stockholders of such company. Mr. Roberts, Mr. Silverman and Dr. Cohen subsequently resigned as directors of such company; Messrs. Roberts and Cohen in 1991, and Mr. Silverman in 1992. Triple Threat subsequently changed its name to Capital

Gaming International Inc. and is currently engaged in casino development and management. Such company is a public company filing reports under the Exchange Act.



Item 13.  Exhibits, List and Reports on Form 8-K

Exhibit
Number              Description of Exhibit

3.1(a)*        Certificate of Incorporation of the Registrant
3.1(b)*        Certificate of Amendment filed August 21, 1995
3.1(c)*        Certificate of Amendment filed July 18, 1996
3.1(d)*        Certificate of Ownership and Merger among the Registrant,
               Merciless Management, Inc., The Natural Management, Inc., Marc
               Roberts Inc., S.B. Champion Management, Inc. and Marc Roberts
               Boxing, Inc. filed July 19, 1996
3.2*           Amended By-Laws of the Registrant
4.1*           Form Certificate representing the Common Stock, par value $.01 per share
4.2*           Form of Redeemable Warrant
4.3*           Form of Warrant issued in private placement
10.1*          1996 Stock Option Plan
10.2*          Employment Agreement between Registrant and Marc Roberts
10.3*          Employment Agreement between Registrant and Ryan Schinman
10.4*          Management Agreement between the Registrant and Shannon Briggs
10.5*          Management Agreement between the Registrant and Tracy Patterson
10.6*          Management Agreement between Registrant and Charles Murray
10.7*          Management Agreement between Registrant and Ray Mercer
10.8*          Form of Subscription Agreement between Registrant and Private
               Placement Investors
10.9*          Asset Purchase Agreement between Registrant and Shannon Briggs
               I, L.P.
10.10*         Employment Agreement between Registrant and Erik Rudolph
10.11*         Employment Agreement between Registrant and Michael Goodson
10.12*         Shareholders Agreement among Registrant, Erik Rudolph and
               Michael Goodson
10.13*         Consulting Agreement with Summit Management Group
21.1*          Subsidiaries of the Registrant

-------------------
* Incorporated by reference to the Registration Statement on Form SB-2, File No. 333-08855, declared effective October 22, 1996

                                 SIGNATURES



   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               WORLDWIDE ENTERTAINMENT & SPORTS CORP.

Date:  April 11, 1997          By:/s/ Marc Roberts
                               -----------------------------------
                               Marc Roberts,
                               President (Chief Executive Officer)



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: April 11, 1997           /s/ Roy Roberts
                               -------------------------------------------
                               Roy Roberts
                               (Principal Financial and Accounting Officer)