Form 10QSB
period 1997-03-31
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 1997-05-15
CIK 1002325

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1997.

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


             29 Northfield Avenue, West Orange, New Jersey 07052
                   (Address of Principal Executive Offices)

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

   Yes __X____ No  ______


                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
                     BANKRUPTCY PROCEEDINGS DURING THE
                            PRECEDING FIVE YEARS


   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

   Yes ______  No ______


                    APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Common Stock, $.01par value - 5,153,255 shares

  Transitional Small Business Disclosure Format (check one): Yes ___  No ___

PART I.

Item 1. Financial Statements


                    WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                          March 31, 1997          December 31,
                                            (Unaudited)               1996
                                          --------------          ------------
CURRENT ASSETS

 Cash and certificates of deposit             $    371,628         $ 1,091,505
 Marketable securities (at fair
   market value)                                 2,571,401           3,098,760
 Accounts receivable, net of allowance
   for doubtful accounts of $600                    38,163              12,396
 Prepaid consulting fees                            40,000              40,000
 Due from boxes and other related parties,
   net of reserve of $172,989 and $38,853          134,988              92,458
 Deposit                                                 -              43,150
 Other current assets                               34,569              12,275
                                               -----------         -----------
          Total Current Assets                 $ 3,190,749         $ 4,390,544


PROPERTY AND EQUIPMENT-AT COST, net
   of accumulated depreciation                      24,055              56,195


OTHER ASSETS
 Due from related party, net of reserve of
    $30,710                                              -              30,711
 Cash surrender value of life insurance              4,861               4,861
 Deferred consulting expense                       140,000             150,000
 Other Assets                                       20,950              20,950
                                               -----------         -----------
                                                   165,811             206,522
                                               -----------         -----------
          Total Assets                         $ 3,380,615         $ 4,653,261




       See notes to Unaudited Condensed Consolidated Financial Statements.

                   WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                 LIABILITIES


                                     March 31, 1997
                                      (Unaudited)          December 31, 1996
                                     --------------        -----------------
CURRENT LIABILITIES:

   Current portion of long-term
      debt                            $          -         $     25,515
   Accrued expenses                        153,845              245,539
   Compensation and related items           39,522              227,585
   Escrow funds payable                    149,156              149,156
   Advance on letter of credit                   -               70,000
   Due to Officer                           68,826              168,826
   Deferred income                               -               14,536
   Income taxes payable                        450                  450
                                           -------              -------
     Total Current Liabilities             411,799              901,607


STOCKHOLDERS' EQUITY

   Common stock, $.01 par value,
     authorized 20,000,000shares;
     5,153,255 shares issued                51,533               51,533
   Additional paid-in capital            6,764,061            6,763,651
   Accumulated deficit                  (3,834,428)          (3,060,307)
   Demand note receivable on private
      issuance of Common Stock             (12,350)             (12,350)
   Unrealized gain on securities
      available for sale                         -                9,217
                                         ---------            ---------
                                         2,968,816            3,751,654
                                         ---------            ---------
     Total Liabilities and
     Stockholders' Equity             $  3,380,615         $  4,653,261
                                         =========            =========



     See notes to Unaudited Condensed Consolidated Financial Statements.

                   WORLDWIDE ENTERTAINMENT & SPORTS CORP.
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                Three Months Ended March 31, 1997 and 1996
                                 (Unaudited)


                                            1997                    1996
                                        ------------            ------------

Purse income                            $     21,750            $     25,988
Commission income                                                     10,797
Endorsement income                            15,000
Ticket revenues                                                       11,995
Agency fees                                   25,825                       -
Merchandise revenues                                                   1,008
                                           ---------               ---------
              Total Revenues                  62,575                  49,788
                                           ---------               ---------
Training and related expenses                 29,051                  39,727
Promotion and other operating expenses       780,640                 350,160
                                           ---------               ---------
                                             809,691                 389,887
                                           ---------               ---------
              Loss from Operations          (747,116)               (340,099)


Other income and expenses:
  Interest and dividend income                33,355                     438
  Interest expense                                 -                ( 32,245)
  Other                                      ( 6,279)                      -
                                           ---------               ---------
                                              27,076                ( 31,807)
                                           ---------               ---------
Loss before income taxes                    (720,040)               (371,906)
Income taxes                                   4,320                     100
                                           ---------               ---------
              Net Loss                  $   (724,360)           $   (372,006)
                                           ---------               ---------
Loss per share                          $       (.14)           $       (.10)
                                           ---------               ---------
Weighted average common shares
  outstanding                              5,153,255               3,719,921
                                           ---------               ---------


      See notes to Unaudited Condensed Consolidated Financial Statements.

                  WORLDWIDE ENTERTAINMENT & SPORTS CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31, 1997 and 1996
                                 (Unaudited)

                                                    1997            1996
                                                -----------      -----------
Cash Flows from Operating Activities            $ (194,018)      $ (822,583)

Cash Flows from Investing Activities              (527,359)         (34,551)

Cash Flows from Financing Activities                 1,500          352,302
                                                 ---------         --------
Net Increase (Decrease) in Cash                   (719,877)        (504,832)

Cash and Certificates of Deposit at
   Beginning of Period                           1,091,505          547,136
                                                 ---------         --------
Cash and Certificates of Deposit at
   End of Period                                $  371,628       $   42,304
                                                 =========         ========

Supplemental Disclosures of Cash Flow Information:

   Cash Paid During the Year for:
        Income Taxes                            $    4,320       $      100
                                                 =========         ========
        Interest                                $        -       $    2,552
                                                 =========         ========


    See notes to Unaudited Condensed Consolidated Financial Statements.

           WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A      -  NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

1. Nature of Organization:

Worldwide Entertainment & Sports Corp. (the "Company") was incorporated in Delaware on August 15, 1995, for the purpose of providing management, agency, and marketing services to professional athletes, artists and entertainers, principally to boxers, football and basketball players.

2. Basis of Presentation:

The Condensed Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The Condensed Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of results to be expected for the entire year ending December 31, 1997.


NOTE B      -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1. The condensed consolidated financial statements include the accounts of the company and all of its subsidiaries, all of which are wholly-owned, except for Worldwide Basketball Management, Inc., which company is 80% owned.

2. Purse revenue is recognized upon completion of a fight, as a percentage of the boxer's purse. Commission and endorsement income is recognized upon the completion of the contracted event. Ticket revenues are recognized upon the commencement of a scheduled fight. Agency fee revenue is recognized ratably over the various athletic seasons.

3. Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.

            WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE C:   SALE OF COMMON STOCK

On October 22, 1996, the Company sold 1,400,000 Units, each comprising one share of its common stock, $.01 par value ("Common Stock"), and one redeemable common stock purchase warrant ("Redeemable Warrants")in an initial public offering. Each Redeemable Warrant entitles the holder to purchase one share of Common Stock at $7.20 commencing October 22, 1997 until October 21, 2001. The proceeds from this transaction (approximately $ 7.5 million) were used, in part, to repay outstanding indebtedness of approximately $2,150,000 and costs and expenses of the offering. The remainder for future operating purposes, has been invested in short-term securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

General

Worldwide Entertainment & Sports Corp. was organized in August 1995, and since such date has succeeded to the business operations of various entities engaged in the management of professional boxers, each previously controlled by the Company's Chief Executive Officer. In addition, in January 1996, the Company formed Worldwide Team Sports, Inc. ("WWTS") and hired a registered
NFL contract advisor. In August 1996, for the purpose of providing agency, marketing and management services to professional basketball players, the Company formed Worldwide Basketball Management, Inc. ("WWBM"), a corporation 80% owned by the Company and 20% owned by WWBM's President and Executive Vice President, respectively. In March 1997, the Company established Worldwide Sports Promotions, Inc. for the purpose of promoting sporting events. This subsidiary has had limited operations to date. Through WWBM and WWTS, the Company has expanded into the field of player agency and contract advisory services. The Company has only limited experience in the negotiation of player contracts, and consequently may seek to hire additional contract advisors or to retain the services of other registered contract advisors on an independent contractor or consultancy basis and share a portion of fees
generated therefrom with such persons.   To date,  the Company has generated
limited revenues from contract advisory services to professional football and basketball players.

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

The timing of receipt of revenues by the Company is subject to seasonal variations with respect to revenues generated from the negotiation of player contracts and subject to irregular patterns in the case of boxing purse revenues as a result of the irregular occurrence of the bouts. In addition, the magnitude of the Company's revenues can be expected to experience wide fluctuations based upon the success or failure of the Company's boxers or the negotiation of player contracts with significant bonus provisions. The Company's WWTS and WWBM subsidiaries can be expected to incur significant expenditures during the first eight months of each calendar year (particularly March through July) for recruitment and related expenses, and to receive their revenues during the last four and first three months of the year during the NFL and NBA seasons. If the Company were to expand into the representation of baseball players (or other professional athletes with a spring/summer season), of which there can be no assurance, the effects of such seasonality would be diminished.


    Three months ended March 31, 1997 Compared with Three months ended March 31, 1996

Net revenues for the three months ended March 31, 1997 were $62,575, as compared to $49,788 for the three months ended March 31, 1996. Purse income decreased to $21,750 for the 1997 period, as compared to $25,988 for 1996 period. The decrease is a result of a decrease in the aggregate sizes of the purses. In addition, during the quarter ended March 31, 1997, the Company recognized endorsement and agency fee income from representation of team sports athletes, aggregating $40,828. No such revenues were received by the Company during the comparable period in 1996. During the three months ended March 31, 1996, the Company purchased tickets to bouts and then resold the tickets to aid in the distribution of tickets. Such practice was not for the purpose of generating gain on the sale of the tickets, and such practice was suspended in the third quarter of 1996. Accordingly, ticket revenues for the three months ended March 31, 1996 were $11,995. Such revenues are largely offset by a corresponding expense for ticket costs. Therefore, this change does not result in a significant impact on the Company's net income or loss.

Total expenses increased for the three months ended March 31, 1997 to $809,691 from $389,887 for the three months ended March 31, 1996. Promotion and other operating expenses increased to $780,640 for the 1997 period as compared to $350,160 for the corresponding 1996 period as a result of (i) $67,034 of travel and entertainment expenses and telephone expenses in excess of 1996 comparable amounts, incurred in connection with the recruitment of professional athletes and agents and in connection with bouts for the Company's four boxers, and (ii) $198,254 in payroll expenses over the comparable 1996 period as a result of the hiring of professional NFL agents, the compensation of the Chief Executive and Chief Financial Officers (not paid prior to January 1, 1996) and additional staff personnel, and (iii) additional professional and consulting fees of $50,000 due to the public status of the Company in 1997. In addition, there were approximately
$46,000 of expenses for promotional materials and other public relations expenses for 1997 in excess of the same 1996 period. The three month period ended March 31, 1996 also included $32,245 of interest expense attributable to the 10% promissory notes issued in connection with the Company's private placement which originated in September 1995. Such debt was repaid through the proceeds of the public offering in October 1996. Accordingly, the Company's net loss for the three months ended March 31, 1997 increased to $724,360 from $372,006 for the corresponding 1996 period.

Liquidity and Capital Resources

Historically, the Company's principal source of operating capital has been provided by loans and capital contributions from the Company's stockholders as well as private sales of the Company's debt securities. On October 22, 1996, the Company sold 1,400,000 Units , each comprising one share of common stock and one redeemable common stock purchase warrant, in an initial public offering. Net proceeds to the Company was approximately $7.5 million. The proceeds were used to repay approximately $2,150,000 of debt and $550,000 of costs associated with the offering. At March 31, 1997, the Company had approximately $2,779,000 of working capital, of which $2,943,029 was cash and short-term investments.

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

Although the Company believes that the proceeds of its October 1996 initial public offering will be sufficient to fund its operations over the next twelve months or longer, there can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements. Accordingly, the Company may be required to seek additional financing through bank borrowings, debt or equity financings or otherwise. There can be no assurance that any such financing will be available to the Company on favorable terms, if at all.

PART II.


Item 1.         Legal Proceedings.

                None.


Item 2.         Changes in Securities

                (a) None

                (b) None

                (c) None


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



                                   Worldwide Entertainment & Sports Corp.
                                   (Registrant)

                                   /s/Marc Roberts
Date       May 14, 1997            --------------------------------------
                                   Marc Roberts, President


                                   /s/Roy Roberts
Date       May 14, 1997            --------------------------------------
                                   Roy Roberts, Chief Financial Officer