Form 10QSB
period 1997-06-30
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 1997-08-14
CIK 1002325

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1997.

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _____ to _____


Commission file number:   000-21585


                    Worldwide Entertainment & Sports Corp.

     (Exact Name of Small Business Issuer as Specified in Its Charter)


             Delaware                                        22-3393152
-------------------------------                          ------------------
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

Yes [X]     No  [ ]



                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Common Stock, $.01 par value - 5,253,255 shares


Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

PART I.

Item 1. Financial Statements


                 WORLDWIDE ENTERTAINMENT & SPORTS CORP.
             CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 1996
                             (Unaudited)



                               ASSETS




CURRENT ASSETS:
   Cash and certificates of deposit                   $  322,898
   Marketable securities (at fair market value)        1,715,235
   Accounts receivable, net allowance for
      doubtful accounts of $600                          131,125
   Due from athletes and other related parties,
      net of reserves of $175,512                        244,487
   Other current assets                                   12,702
                                                      ----------
                    Total Current Assets               2,426,447
                                                      ----------

PROPERTY AND EQUIPMENT - AT COST
   Less accumulated depreciation of $39,636               24,055
                                                      ----------


OTHER ASSETS                                              17,311
                                                      ----------
                                                      $2,467,813
                                                      ==========



   See Notes to Unaudited Condensed Consolidated Financial Statements

                   WORLDWIDE ENTERTAINMENT & SPORTS CORP.
               CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996
                              (Unaudited)


                              LIABILITIES

CURRENT LIABILITIES:
   Accounts payable                                    $    202,540
   Accrued expenses                                          21,712
   Compensation and related items                            57,049
   Escrow funds payable                                     149,156
   Due to officer                                            68,826
   Income taxes payable                                         450
                                                       ------------
                     Total Current Liabilities              499,733


STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
  20,000,000 shares; 5,153,255 shares issued                 51,533

  Additional paid-in capital                              6,764,061

  Accumulated deficit                                    (4,835,073)

  Demand note receivable on private issuance
  of Common Stock                                           (12,350)

  Unrealized gain on marketable securities                      (91)
                                                       ------------
                                                          1,968,080
                                                       ------------
                                                       $  2,467,813
                                                       ============




   See Notes to Unaudited Condensed Consolidated Financial Statements

                    WORLDWIDE ENTERTAINMENT & SPORTS CORP.
         CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)




                         Three Months Ended             Six Months Ended
                              June 30,                     June 30,
                      -----------------------      ------------------------
                         1997          1996          1997           1996
                      ---------      --------      --------      ----------

Purse income           $  5,451      $ 96,199      $  27,201      $ 122,187
Commission income             -        11,994              -         22,791
Consulting income             -             -              -         11,050
Merchandise revenues          -             -              -          1,008
Television income        87,500             -         87,500              -
Endorsement income       23,825        11,050         38,825              -
Ticket revenues          31,105             -         31,105              -
Agency fee revenue        1,283             -         27,108              -
                      ---------      --------      ---------      ---------
                        149,164       119,243        211,739        157,036
                      ---------      --------      ---------      ---------

Training and
related expenses        301,682        12,846        330,733         52,573

Promotion and other
operating expenses      876,837       384,986      1,657,477        735,146
                      ---------      --------      ---------      ---------
                      1,178,519       397,832      1,988,210        787,719
                      ---------      --------      ---------      ---------
Loss from operations (1,029,355)     (278,589)    (1,776,471)      (630,683)
                      ---------      --------      ---------      ---------

Other income and expense:
  Interest and
  dividend income        35,393             8         68,748            446

  Interest expense            -       (40,562)             -        (72,807)
  Other                  (4,513)            -        (10,792)             -
                       --------      --------      ---------      ---------
                         30,880       (40,554)        57,956        (72,361)
                       --------      --------      ---------      ---------
Loss before income
   taxes               (998,475)     (319,143)    (1,718,515)      (703,044)

Income Taxes              2,169           650          6,489            750
                     ----------      --------      ---------      ---------
NET LOSS            $(1,000,644)   $ (319,793)  $ (1,725,004)    $ (703,794)
                    ===========    ==========   ============     ==========

LOSS PER SHARE      $     (0.19)   $    (0.09)  $      (0.33)    $    (0.18)
                    ===========    ==========   ============     ==========

WEIGHTED AVERAGE
OF COMMON SHARES
OUTSTANDING           5,153,255     3,736,588      5,153,255      3,807,871
                     ==========    ==========   ============     ==========



   See Notes to Unaudited Condensed Consolidated Financial Statements

                    WORLDWIDE ENTERTAINMENT & SPORTS CORP.
           CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)




                                            For the Six Months Ended
                                                    June 30,
                                        ---------------------------------
                                            1997                  1996
                                        ------------         ------------

Cash Flows from Operating Activities    $    613,418         $   (758,628)

Cash Flows from Investing Activities      (1,383,525)             (52,260)

Cash Flows from Financing Activities           1,500              699,726
                                        ------------         ------------
Net Increase (Decrease) in Cash             (768,607)            (111,162)

Cash and Certificates of Deposit
   at Beginning of Year                    1,091,505              547,136
                                        ------------         ------------
Cash and Certificates of Deposit
   at End of Period                     $    322,898         $    435,974
                                        ============         ============


Supplemental Disclosures of
Cash Flow Information:

 Cash Paid During the Year for:
 Income Taxes                           $      6,489         $      1,000
                                        ============         ============

 Interest                               $          -         $        758
                                        ============         ============




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

The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997.


NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

1. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries, all of which are wholly-owned except for Worldwide Basketball Management, Inc., which company is 80% owned.

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

          WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


NOTE C - SALE OF COMMON STOCK

On October 22, 1996, the Company sold 1,400,000 Units, each comprising one share of its common stock, $.01 par value ("Common Stock"), and one redeemable common stock purchase warrant ("Redeemable Warrants") in an initial public offering. Each Redeemable Warrant entitles the holder to purchase one share of Common Stock at $7.20 commencing October 22, 1997 until October 21, 2001. The proceeds from this transaction (approximately $7.5 million) were used, in part, to repay outstanding indebtedness of approximately $2,150,000 and costs and expenses of the offering. The remainder will be used for future operating purposes and has been invested in short-term securities.


NOTE D - OTHER ITEMS

On May 5, 1997, the Company and Joel Segal entered into an agreement, whereby Segal became an employee of Worldwide Team Sports, Inc., a wholly-owned subsidiary. Segal is a well known football agent and will lead the Company's efforts in that sport. During the quarter ended June 30, 1997, the Company charged to operations the remaining balance of the cost of a consulting agreement with Summit Management Group. Summit was to identify and assist in the recruiting of players for the Company; however, to date, no players were identified or recruited as a result of Summit's efforts. The Company intends to seek recovery of the fee paid upon signing of the Agreement, amounting to $200,000.

On July 7, 1997, the Company sold 100,000 shares of its Common Stock in a private transaction. The price was the market price on that date, $1.25 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


General

	Worldwide Entertainment & Sports Corp. was organized in August 1995, and since such date has succeeded to the business operations of various entities engaged in the management of professional boxers, each previously controlled by the Company's Chief Executive Officer. In addition, in January 1996, the Company formed Worldwide Team Sports, Inc. ("WWTS") and hired a registered NFL contract advisor. In August 1996, for the purpose of providing agency, marketing and management services to professional basketball players, the Company formed Worldwide Basketball Management, Inc. ("WWBM"), a corporation 80% owned by the Company and 20% owned by WWBM's President and Executive Vice President, respectively. In March 1997, the Company established Worldwide Sports Promotions, Inc. for the purpose of promoting sporting events. Through WWBM, WWTS and the newly formed Worldwide Football management, Inc. ("WWFM"), the Company has expanded into the field of player agency and contract advisory services. The Company had only limited experience in the negotiation of player contracts, and consequently on May 5, 1997, retained the services of another registered NFL contract advisor. To date, the Company has generated limited revenues from contract advisory services to professional football and basketball players due to the timing of the seasons for such sports.

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

	The Company's revenues are directly related to the earnings of its clients. The Company derives revenues based upon a percentage, currently ranging from 15% to 27-1/2%, of the boxers' purses from professional bouts. The Company also derives revenues based upon a percentage of salaries and other income received from contracts, endorsement arrangements and other income producing activities of athletes for whom the Company or its management acts as agent or representative. These percentages currently range from 4% for professional basketball and football player contracts (although lower percentages are agreed upon) to 10% or 20% for endorsement and marketing revenues. For rookie NBA players, salaries are generally dictated by the NBA collective bargaining agreement, and accordingly agency fees for contract negotiations are often limited in the first three years of a player's career.

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


Six months Ended June 30, 1997 Compared with Six months Ended June 30, 1996


	Net revenues for the six months ended June 30, 1997 were $211,739, as compared to $157,036 for the six months ended June 30, 1996. During the six months ended June 30, 1997, the Company was actively engaged in the management of its four boxers, the same as the comparable 1996 period. Purse income decreased to $27,201 for the six months ended June 30, 1997 as compared to $122,187 for the six months ended June 30, 1996 as a result of a decrease in the number of bouts for the Company's boxers. This was due in part to the postponement of a heavyweight bout for Ray Mercer, anticipated for the second quarter of the fiscal year. Such revenues received by the Company during the same period in 1996 amounted to $33,841. There was no ticket revenues for the six months ended June 30, 1996, as compared to $31,105 for the 1997 period, when the Company promoted fights for its own boxers. Such revenues are largely offset by a corresponding expense for promoting costs. In 1997, the Company received $87,500 of television revenue for the fights it promoted. Agency fee revenue amounted to $27,108, as opposed to no revenue of this type in the comparable 1996 period. In addition, during the six months ended June 30, 1997, the Company recognized endorsement and commission income from representation of team sports athletes, aggregating $38,825.

	Total expenses increased for the six months ended June 30, 1997 to $1,999,002 from $1,178,519 for the six months ended June 30, 1996. Promotion and other operating expenses increased to $1,657,477 for the six months ended June 30, 1997 as compared to $876,837 for the corresponding 1996 period as a result of (i) approximately $267,000 of travel and entertainment expenses and signing bonuses of $105,000, incurred in connection with the recruitment of professional football players and Agents for the Team Sports Division and in connection with bouts for the Company's boxers, and (ii) approximately $300,000 in increased payroll expenses as a result of the hiring of additional NFL agents, the compensation of the Corporate officers and additional staff personnel, and (iii) additional professional and consulting fees of approximately $100,000 due to the public status of the Company in 1997. In addition, there were approximately $90,000 of expenses for promotional materials and other public relations expenses for such period. The six month period ended June 30, 1996 also included $72,807 of interest expense attributable to the 10% promissory notes issued in connection with the Company's private placement which originated in September 1995. In 1997, operations include $180,000 of expense related to an agreement with the Summit Management Group, which the Company has charged off due to non-performance. Accordingly, the Company's net loss for the six months ended June 30, 1997 increased to $1,725,004 from $703,794 for the corresponding
1996 period.


Liquidity and Capital Resources


	Historically, the Company's principal source of operating capital had been provided by loans and capital contributions from the Company's stockholders as well as private sales of the Company's debt securities. On October 22, 1996, the Company sold 1,400,000 Units, each comprising one share of Common Stock and one Redeemable Common Stock Purchase Warrant, in an initial public offering. Net proceeds to the Company were approximately
$7.5 million. The proceeds were used to repay approximately $2,150,000 of debt and $550,000 of costs associated with the offering. At June 30, 1997, the Company had approximately $1,926,715 of working capital, of which $2,038,133 was cash and short-term investments.

	The Company may relocate its administrative offices and boxing facility. It is anticipated that the Company will incur expenditures of $150,000 in connection therewith. Management salaries (aggregating approximately $650,000 per annum) and anticipated training expenses (estimated at approximately $475,000, depending upon the number of bouts) represent the expected significant uses of working capital during the next twelve months, as well as recruitment expenses (estimated to approximate $650,000, subject to variations depending upon player availability and recruiting success) and rent (approximately $108,000 per annum). Prior to January 1, 1996, no officer of the Company was paid a salary nor were there any salaries accrued therefor.

	Although the Company believes that the proceeds of its October 1996 initial public offering will be sufficient to fund its operations over the next 6 months or longer, there can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements. Due to orthopedic surgery, Ray Mercer is not expected to engage in bouts during the balance of the calendar year, and accordingly purse income from his bouts will be delayed until the first quarter of 1998. Accordingly, the Company may be required to seek additional financing through bank borrowings, debt or equity financings or otherwise. On July 7,1997, the Company sold 100,000 shares of its Common Stock in a private transaction, generating proceeds of $125,000. There can be no assurance that any such financing will be available to the Company on favorable terms, if at all in the future.

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


                             Worldwide Entertainment & Sports Corp.
                                         (Registrant)


Date August 13, 1997         /s/ Marc Roberts
                             ---------------------------
                             Marc Roberts, President
                             (Principal Executive Officer)


                              /s/ Roy Roberts
                              --------------------------
                              Roy Roberts, Chief Financial Officer
                              (Principal Accounting Officer)