Form 10QSB
period 1997-09-30
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 1997-11-19
CIK 1002325

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

                   Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the quarterly period ended
                              September 30, 1997.

         Transition report under Section 13 or 15(d) of the Exchange Act

        For the transition period from _______________ to _______________

                        Commission file number 000-21585

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

                                 (973) 325-3244

                (Issuer's Telephone Number, Including Area Code)

  (Former Name, Former Address and Fiscal Year, if Changed Since Last Report)

           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ___x___ No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Common  Stock, $.01par value - 5,317,755 shares

           Transitional Small Business Disclosure Format (check one):
                              Yes ______ No ___x____

PART I.

Item 1. Financial Statements


                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (Unaudited)



                                     ASSETS


CURRENT ASSETS:
  Cash and certificates of deposit                               $       339,740
  Marketable securities (at fair market value)                         1,046,020
  Accounts receivable, net of allowance for
     doubtful accounts of $600                                           142,149
  Due from athletes and other related parties
     , net of reserves of $177,604                                       401,020
  Other current assets                                                    10,710
                                                                      ==========
                                                                       1,939,639




PROPERTY AND EQUIPMENT - AT COST
Less accumulated depreciation of $41,836                                  21,855


OTHER ASSETS                                                              11,811
                                                                      ==========
                                                              $        1,973,305

See Notes to Unaudited Condensed Consolidated Financial Statements.

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (Unaudited)

                                   LIABILITIES


CURRENT LIABILITIES:
Accounts payable                                                $        149,007
Accrued expenses                                                          15,126
Compensation and related items                                            55,450
Escrow funds payable                                                     149,156
Due to officer                                                            68,826
Income taxes payable                                                         450
                                                                         =======
                                                                         438,015

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY):
     Preferred stock, $.01 par value; authorized 5,000 shares; no shares
          Issued                                                              -
     Common stock, $.01 par value; authorized 20,000,000 shares;
             5,317,755 shares issued                                      53,178
         Additional paid-in capital                                    6,979,166
         Accumulated deficit                                         (5,486,113)
         Demand note receivable on private issuance of Common Stock     (12,350)
            Unrealized gain on marketable securities                       1,409
                                                                       =========
                                                                       1,535,290
                                                                       =========
                                                              $        1,973,305

      See Notes to Unaudited Condensed Consolidated Financial Statements.






                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended September 30,                       Nine Months Ended September 30,

                                        1997                      1996                       1997                      1996
Purse income                   $        12,094           $        5,500             $        39,295           $        127,687
Commission income                                                                                                       22,791
Ticket revenues                            248                   12,636                      31,353                     12,636
Merchandise revenues                                                                                                     1,008
Agency and endorsement fee revenue      97,326                    7,396                     163,259                     18,446
Television income                                                                            87,500
                                        ======                   ======                      ======                     ======
                                       109,668                   25,532                     321,407                    182,568
Training and related expenses           41,518                   18,491                     372,251                     71,064
Promotion and other operating expenses 724,514                  460,544                   2,381,991                  1,195,690

Other expenses                                                   50,000                                                 50,000
                                       766,032                  529,035                   2,754,242                  1,316,754
Loss from operations                  (656,364)                (503,503)                 (2,432,835)                (1,134,186)
Other income and expenses:
Interest and dividend income             14,844                      13                      83,591                        459
Interest expense                                                (50,456)                                              (123,263)
 Other                                  (9,520)                                             (10,862)
                                         5,324                  (50,443)                     72,729                   (122,804)
Loss before income taxes              (651,040)                (553,946)                 (2,360,106)                (1,256,990)
Income taxes                                                       (310)                      6,488                        440
NET LOSS                     $        (651,040)                (553,636)         $       (2,366,594)        $       (1,257,430)

LOSS PER SHARE                $          (0.12)           $       (0.14)            $         (0.45)           $        (0.33)
WEIGHTED AVERAGE OF
COMMON SHARES OUTSTANDING            5,317,755                3,841,205                   5,206,970                 3,826,484


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                          WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                        For the Nine Months Ended September 30,
                                            1997                       1996

Cash Flows from Operating Activities  $ (2,372,994)      $       (1,235,482)

Cash Flows from Investing Activities     1,404,479                   63,890

Cash Flows from Financing Activities       216,750                  612,957

Net Increase (Decrease) in Cash           (751,765)                (558,635)

Cash at Beginning of Year                1,091,505                  547,136

Cash (Overdraft) at End of Period     $    339,740        $         (11,499)

Supplemental Disclosures of Cash Flow Information:
         Cash Paid During the Year for:
                  Income Taxes        $      6,489        $           1,000
                  Interest            $                   $           1,711

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

     2.  Basis of Presentation

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

     The Condensed Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997.

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

     On October 22, 1996, the Company sold 1,400,000 Units, each comprising one share of its Common Stock, $.01 par value, and one Redeemable Common Stock Purchase Warrant in an initial public offering. Each Redeemable Warrant entitles the holder to purchase one share of Common Stock at $7.20 commencing October 22, 1997 until October 21, 2001. The proceeds from this transaction (approximately $7.5 million) were used, in part, to repay outstanding indebtedness of approximately $2,150,000 and costs and expenses of the offering. The remainder has been and will be used for operating purposes and has been invested in short-term securities.

NOTE D     -    OTHER  ITEMS

     1. On August 29, 1996 a settlement agreement was reached with a trainer for one of the boxers which provided for termination of a contract which was previously made with such trainer. A payment of $50,000 was made on September 6, 1996. Another payment of $50,000 was paid in October 1996.

     2. On May 5, 1997, the Company and Joel Segal entered into an agreement, whereby Segal became an employee of Worldwide Football Management , Inc. a wholly-owned subsidiary. Segal is a well known football agent and will lead the Company's efforts in that sport.

     3. During the quarter ended June 30, 1997, the Company charged to operations the remaining balance of the cost of a consulting agreement with Summit Management Group. Summit was to identify and assist in the recruiting of players for the Company; however, no players were identified or recruited as a result of Summit's efforts.

     4. On July 7, 1997, the Company sold 100,000 shares of its Common Stock in a private transaction. The price was the market price on that date, $1.25 per share.

NOTE E -     SUBSEQUENT EVENTS

     On October 7, 1997, the Company commenced a Confidential Private Offering for the sale of a minimum of 444,444 shares and a maximum of 1,555,556 shares of Common Stock at a price of $2.25 per share. The net proceeds of this offering are to be used principally for working capital, debt repayment and acquisition. On November 19, 1997, the Company held the initial closing of such private offering, selling an aggregate of 492,222 shares, generating gross proceeds of $1,107,500. The Company is continuing to seek to sell the remaining shares offered pursuant to such private offering.

     On October 22, 1997, the Company, through its wholly-owned subsidiary, Worldwide Bobcats Football, Inc., executed a preliminary agreement in the form of term sheets to acquire all of the assets and assume certain specified liabilities of Florida Sports Enterprises, L.P. which owns the Florida Bobcats Arena Football team. The purchase price is $1,937,500 in cash plus 1,100,000 shares of unregistered Common Stock. The Company is currently attempting to negotiate a Purchase and Sale Agreement relating to such acquisition and to negotiate the final terms and conditions thereof. Assuming the execution of such an agreement, the closing of the transaction will be dependent upon numerous conditions and there can be no assurance that all of such conditions will be satisfied or that the closing will occur.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         General

     Worldwide Entertainment & Sports Corp. was organized in August 1995, and since such date has succeeded to the business operations of various entities engaged in the management of professional boxers, each previously controlled by the Company's Chief Executive Officer. In addition, in January 1996, the Company formed Worldwide Team Sports, Inc. ("WWTS") and hired a registered NFL contract advisor. In August 1996, for the purpose of providing agency, marketing and management services to professional basketball players, the Company formed Worldwide Basketball Management, Inc. ("WWBM"), a corporation 80% owned by the Company and 20% owned by WWBM's President and Executive Vice President, respectively. In March 1997, the Company established Worldwide Sports Promotions, Inc. for the purpose of promoting sporting events. Through WWBM and WWTS, the Company has expanded into the field of player agency and contract advisory services. The Company had only limited experience in the negotiation of player contracts, and consequently in May 1997, the Company formed Worldwide Football Management Inc. and retained the services of another registered NFL Agent. To date, the Company has generated limited revenues from contract advisory services to professional football and basketball players.

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

     The Company's revenues are directly related to the earnings of its clients. The Company derives revenues based upon a percentage, currently ranging from 15% to 27-1/2%, of the boxers' purses from professional bouts. The Company also derives revenues based upon a percentage of salaries and other income received from contracts, endorsement arrangements and other income producing activities of athletes for whom the Company or its management acts as agent or representative. These percentages currently range up to 4% for professional basketball and football player contracts to a range of 10% or 20% for endorsement and marketing revenues.

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

Nine months Ended September 30, 1997 Compared with Nine months Ended September 30, 1996

     Net revenues for the nine months ended September 30, 1997 were $321,407, as compared to $182,568 for the nine months ended September 30, 1996. Although during the nine months ended September 30, 1997, the Company was actively engaged in the management of its four boxers (the same as the comparable 1996 period), one of the Company's boxers, Ray Mercer, was forced to cancel a scheduled bout during the current period due to a neck injury. Mr. Mercer has undergone surgery to correct the injury, and the Company has been advised by Mr. Mercer's physician that Mr. Mercer may engage in bouts as early as January 1998. Historically, Mr. Mercer's bouts have generated the largest purses of the Company's boxers. Accordingly, purse income decreased to $32,295 for the nine months ended September 30, 1997 as compared to $127,687 for the nine months ended September 30, 1996 as a result of a decrease in the number of bouts for the Company's boxers. During the nine months ended September 30, 1997, the Company recognized agency, endorsement and commission income from representation of team sports athletes, aggregating $97,326. Such revenues received by the Company during the same period in 1996 amounted to $41,237. This increase is attributable to an increase in the number of player's represented by the Company. During the nine months ended September 30, 1996, the Company purchased tickets to bouts and then resold the tickets to aid in the distribution of tickets. Such practice was not for the purpose of generating gain on the sale of the tickets, and such practice was suspended in late 1996. Accordingly, there was limited ticket revenues for the nine months ended September 30, 1996 of $12,636, as compared to $31,535 for the 1997 period, when the Company started to promote fights for its own boxers. Such revenues are largely offset by a corresponding expense for promoting costs. In addition, in 1997, the Company received $87,500 of television revenue for the fights it promoted.

     Total expenses increased for the nine months ended September 30, 1997 to $2,754,252 from $1,316,754 for the nine months ended September 30, 1996. Promotion and other operating expenses increased to $2,381,991 for the nine months ended September 30, 1997 as compared to $1,195,690 for the corresponding 1996 period as a result of increased expenses of (i) approximately $200,000 of travel and entertainment expenses and signing bonuses of $105,000, incurred in connection with the recruitment of professional football players and Agents for the Team Sports Division and in connection with bouts for the Company's boxers, and (ii) approximately $350,000 in increased payroll expenses as a result of the hiring of professional NFL agents, the compensation of the Corporate officers and additional staff personnel, and (iii) additional professional and consulting fees of approximately $150,000 due to the public status of the Company in 1997. The nine month period ended September 30, 1996 also included $72,807 of interest expense attributable to the 10% promissory notes issued in connection with the Company's private placement which originated in September 1995. Such notes were repaid in full with the proceeds of the Company's Initial Public Offering in October 1996. In the nine months ended September 30, 1997, operations include $190,000 of expense related to an agreement with the a consultant, which the Company has charged off due to non-performance, and $96,105 of expenses related to the issuance of common stock to consultants to pay liabilities and claims. Accordingly, the Company's net loss for the nine months ended September 30, 1997 increased to $2,366,594 from $1,257,430 for the corresponding 1996 period.

Liquidity and Capital Resources

     Prior to October 1996, the Company's principal source of operating capital had been provided by loans and capital contributions from the Company's stockholders as well as private sales of the Company's debt securities. On October 22, 1996, the Company sold 1,400,000 Units, each comprising one share of Common Stock and one Redeemable Common Stock Purchase Warrant, in an Initial Public Offering. Net proceeds to the Company was approximately $7.5 million. The proceeds were used to repay approximately $2,150,000 of debt and $550,000 of costs associated with the offering. The balance of the proceeds have been used for working capital since October 1996. At September 30, 1997, the Company had approximately $1,501,624 of working capital, of which $1,385,760 was cash and short-term investments.

         The Company may relocate its administrative offices and boxing facility. It is anticipated that the Company will incur expenditures of approximately $150,000 in connection therewith. Management salaries (aggregating approximately $650,000 per annum) and anticipated training expenses (estimated at approximately $475,000, depending upon the number of bouts) represent the expected significant uses of working capital during the next twelve months, as well as recruitment expenses (estimated to approximate $650,000, subject to variations depending upon player availability and recruiting success) and rent (approximately $108,000 per annum).

     On October 22, 1997, the Company, through its wholly-owned subsidiary, Worldwide Bobcats Football, Inc., executed a preliminary agreement in the form of term sheets to acquire all of the assets and assume certain specified liabilities of Florida Sports Enterprises, L.P. which owns the Florida Bobcats Arena Football team. The purchase price is $1,937,500 in cash plus 1,100,000 shares of unregistered Common Stock. The Company is currently attempting to negotiate a Purchase and Sale Agreement relating to such acquisition and to negotiate the final terms and conditions thereof. Assuming the execution of such an agreement, the closing of the transaction will be dependent upon numerous conditions and there can be no assurance that all of such conditions will be satisfied or that the closing will occur. The consumation of the acquisition of the Bobcats can be expected to require several million dollars to finance acquisition costs and working capital for the operation of the team. In addition, the Company may be required to provide a letter of credit to the Arena Football League in connection with the league approval process. The Company intends to conduct a private placement or public offering of its securities to satisfy such financing requirements. There can be no assurance that the Company will be successful in conducting such private placement or otherwise satisfying such financing requirements.

     The Company believes that the proceeds of its October 1996 initial public offering will be sufficient to fund its operations over the next 3 months or longer. There can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements. Accordingly, the Company will be required to seek additional financing through bank borrowings, debt or equity financings or otherwise. There can be no assurance that any such financing will be available to the Company on favorable terms, if at all, in the future. On July 7, 1997, the Company sold 100,000 shares of its Common Stock in a private transaction generating net proceeds of $125,000. Additionally, on October 7, 1997, the Company commenced a Confidential Private Offering for the sale of a minimum of 444,444 shares and a maximum of 1,555,556 shares of Common Stock at $2.25 per share ($965,000 and $3,465,000, net proceeds, respectively). On November 19, 1997, the Company held the initial closing of such private offering, selling an aggregate of 492,222 shares, generating gross proceeds of $1,107,500, The Company is continuing to seek to sell the remaining shares offered pursuant to such private offering.

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


                     Worldwide Entertainment & Sports Corp.
                                  (Registrant)

Date   November 19, 1997            /s/ Marc Roberts
                                    Marc Roberts, President

Date   November 19,1997             /s/ Roy Roberts
                                    Roy Roberts, Chief Financial Officer