Form 10KSB
period 1997-12-31
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 1998-04-09
CIK 1002325

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For Fiscal Year Ended December 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT TO 1934
         For the transition period from ___ to___

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

                                 (973) 325-3244
                 Issuer's Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                            (none)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each class
Common Stock, $ .01 par value
Redeemable Warrants


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year. $590,227

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days. $13,363,339, based upon a closing price of $2.75 on March 31, 1998


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State  the number of  shares   outstanding of  each issuer's  classes of  common
equity, as of the latest practicable date. 6,922,197 shares as of March 27, 1998

Transitional Small Business Disclosure Format (check one):
Yes            No     X


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

         In January  1996,  the Company  established  its Team  Sports  Division through the formation of Worldwide Team Sports, Inc. ("WWTS"), initially concentrating in the business of representing professional football players, and employed a registered NFL contract advisor in connection therewith. In August 1996, for the purpose of providing agency, marketing and management services to professional basketball players, the Company formed Worldwide Basketball Management, Inc. ("WWBM"), a corporation 80% owned by the Company and 20% owned by WWBM's President and its Vice President. In March 1997, the Company established Worldwide Football Management, Inc. ("WWFM"), as a separate subsidiary to continue to provide agency, marketing and management services to professional football players and hired an additional registered contract advisor to serve as its president. WWFM is 80% owned by the Company and 20% owned by its President. The Company intends to establish additional divisions within its Team Sports Division or create separate wholly-owned subsidiaries for each additional team sport into which the Company expands its operations. The Company established two additional divisions of WWTS -- the Worldwide Memorabilia Division, in March 1998 for the purpose of the procuring, developing and consuming commercial transactions involving sports and entertainment memorabilia, and the Worldwide Marketing Division ("WWMD"), in 1997, for the purpose of developing commercial and marketing opportunities for athletes and entertainers, including the Company's clients. Also in 1997, the Company established Worldwide Sports Promotions, Inc. for the purpose of promoting sporting events; however, it is not expected that the operations of this subsidiary will be significant in the future.

The Boxing Division

         The Company's boxing division is under the direct supervision of Marc Roberts, the Company's President. Mr. Roberts has over 18 years experience in the management of professional boxers. The Company's five boxers have engaged in over 90 professional bouts while under Mr. Roberts' management (including time periods prior to the formation of WWES). In addition to the management of the boxers identified below, the Company continually seeks to selectively identify promising young boxers to solicit management opportunities.

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

         The Boxers

         The Company currently manages the following six professional boxers pursuant to exclusive management contracts:

     Tracy Harris Patterson is the former World Champion in two different weight classes: WBC Super Bantamweight Champion and IBF Junior Lightweight Champion. During 1996, Mr. Patterson won three bouts against Jose Figouera, Harold Warren and Jose Aponte. In 1997, Mr. Patterson lost a title fight with Arturo Gatti.

     Charles "The Natural" Murray has been boxing professionally since March 1989. Mr. Murray formerly held the North American Boxing Federation (a lesser sanctioning body) Junior Welterweight Championship and until 1997, was ranked in the top ten by each of the WBC, IBF and WBA. Mr. Murray previously held the IBF Junior Welterweight World Championship. Mr. Murray was unsuccessful in his two 1997 bouts.

     Raymond "Merciless Ray" Mercer was the 1988 Olympic heavyweight gold medalist and has been boxing professionally since February 1989. Mr. Mercer was formerly the WBO Heavyweight World Champion and the IBF Intercontinental Champion. Mr. Mercer lost to Lennox Lewis in May 1996, and won in October 1996 against Tim Whitherspoon. Mr. Mercer did not engage in any bouts in 1997 as a result of a neck injury and subsequent recovery from corrective surgery. Mr. Mercer resumed his boxing schedule in 1998.

     Shannon Briggs has been boxing professionally since July 1992. Mr. Briggs fought three times during 1996. He was victorious against Tim Ray and Eric French, and lost to Darroll Wilson. Mr. Briggs fought four times in 1997, winning all four matches. Mr. Briggs won by knockout against Eric French and Melton

Bowen in February and April, respectively. In June, Mr. Briggs won with a TKO over Jorge Valdes. In November of 1997, Mr. Briggs won a 12 round majority decision against George Foreman. In March 1998, Mr. Briggs lost a title bout with Lennox Lewis, the WBC Heavyweight Champion. In April 1998, Mr. Briggs renewed his management agreement for a five year term.

     Danell Nicholson was a heavyweight on the 1992 U.S.A. Olympic team. Mr. Nicholson lost a decision to the gold medalist Felix Savogne at the 1992 Olympics. After the 1992 Olympics Mr. Nicholson turned professional and has since amassed a record of 28 wins, with 22 by knockout, and 3 losses. Mr. Nicholson has won 5 consecutive bouts, the most recent victory a third round TKO of Everett Mayo on January 31, 1998 coming under the Company's management. The Company's management agreement with Mr. Nicholson, signed in December 1997, expires in December 1999, at which time the Company has the exclusive irrevocable option, but not the obligation, to extend the term of the management agreement for an additional 24 month period.

         Each of these boxers has entered into a management agreement with the Company pursuant to which the Company will supervise and direct the boxer's training activities, negotiate business opportunities on behalf of the boxer and oversee all marketing and promotional activities regarding the boxer. The Company negotiates with promoters on behalf of its boxers to determine which bouts each boxer will engage in and the terms of the purses to be paid for such bouts. In exchange for providing such services, the Company retains a percentage of the purses from all professional boxing contests and exhibitions and all fees, honoraria or other compensation payable to the boxer for product endorsements, speaking engagements, personal appearances or other commercial performances. An amount equal to --up to 10% each of the purses as well as all fees, honoraria or other compensation payable to the boxer is generally paid by the boxer to his trainer. The balance of the purse is retained by the boxer.

         Unless otherwise stated, the initial term of each of the management contracts is five years expiring in 2001 or late 2000. Although the Company's management contracts are not subject to cancellation by the boxers, there can be no assurance that such individuals will honor their contractual obligations.

         In April 1997, the Company entered into a promotional contract with Alex Trujillo. Mr Trujillo turned professional in 1996. Mr. Trujillo is a lightweight, with a record of 12-0, who competed in 8 bouts in 1997.
Mr. Trujillo's promotional contract expires in 2001.

         The Company has entered into an agreement with Jesse Ferguson and his manager, pursuant to which the Company has the right to receive a fixed percentage of the gross purse of any bout in which Mr. Ferguson engages. The underlying contract between Mr. Ferguson and his manager expires in October 2000, with the manager having the ability to renew the contract, at his sole discretion, for two successive 12 month periods.

         For the year ended December 31, 1997, the Company recognized revenues of $168,224 attributable to the Company's share of its boxers' purses. The Company has recognized limited revenues relating to product endorsements, speaking engagements, personal appearances or other commercial performances from its boxers. Historically, boxers have not been actively solicited for such opportunities, and therefore the generation of significant revenue in this regard is uncertain. The Company nevertheless intends to seek to maximize these opportunities for its boxers through marketing opportunities. There can be no guaranty of success in these efforts.

         Boxing Regulation

         The management of professional boxers and other athletes is subject to licensing and regulation by state athletic commissions and agencies. The
Company's President, Marc Roberts, has obtained licenses to act as a manager from the governing agencies in New Jersey, New York and Nevada. Management licenses were obtained in the other host states immediately prior to the bouts held therein, and the Company, or its employees or representatives, as applicable, will seek the appropriate licenses from other states as warranted. The various state athletic commissions have their own rules and regulations which govern boxing contests and events taking place in their states and have promulgated their own standards for boxer-management contracts, including maximum permissible duration and management fees. In some instances, such provisions conflict with the legislation and rules and regulations of other states, as well as with the terms of the Company's management agreements. To date, the terms of the Company's management agreements have not restricted the Company's boxers from engaging in bouts in other states. The Company's management agreements provide, however, that in the event any provision of such agreements is held invalid or unenforceable by a host state, such provision shall be deleted or construed in accordance with the rules of the host state. Difficulties or failure in obtaining or maintaining required licenses or approvals from state athletic commissions or agencies or otherwise complying with their rules or regulations could prevent the Company from enforcing its rights under its management contracts or placing its boxers in contests or exhibitions in certain states. To date, there have been no such difficulties with the Company's management agreements.

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


Team Sports Division

         Worldwide Team Sports, Inc. ("WWTS") was originally formed for the purpose of engaging in the business of providing contract negotiation, marketing and advisory services to, and on behalf of, professional team sport athletes.
The Company intends to operate through sport-specific divisions employing professionals with experience as agents and contract advisors ("Agents") in their respective sports until such time, as in the case of basketball and football, that the level of the Company's operations warrants the establishment of a separate subsidiary in which the division would operate. The Company intends to continue to seek to hire or engage additional consultants who are established professionals with rosters of athletes in various professional sports. Since the establishment of WWFM and WWBM as separate entities, the Team Sports Division has been comprised of its Marketing Division and Memorabilia Division. There can be no assurance that any additional divisions will be successfully created or that acquisitions of established sports agency practices will be successfully completed. The Company will seek to integrate the operations of WWTS with its other divisions so as to provide its clients with professional and commercial services intended to enable athletes to maximize their earning potential during their playing careers and to capitalize on the recognizability, popularity and marketability of professional athletes in today's media saturated sports environment.

         Agents conduct compensation negotiations on behalf of individual players and also provide advice and counsel in all other areas of the players' professional careers, including career management decisions (e.g., free agency options), the development and execution of marketing strategies and endorsement opportunities. In addition to establishing a relationship with the athletes, a knowledge of the league, team personnel, the league collective bargaining agreements and the mechanics of the league's salary cap structure, which limits the aggregate amount of salaries a team can pay its players, is material to fulfilling the Agent's function. Agents must be able to assist their clients in all stages of their careers. They must be familiar with the personnel needs of the teams in the league to appropriately market and arrange showcases for their rookie clients, and also must be familiar with each team's salary cap limitations to best position veteran free agents to sign with a particular team. In exchange for such services, an Agent generally receives 2% to 4% of his player's team salary each season (which includes the player's base salary, signing bonus and any performance bonus actually received by the player), during the length of the contract which the Agent negotiated for his client with the team. That revenue stream continues for so long as the player is paid pursuant to such contract, even if the client changes Agents during that span. Once that contract is completed, a player is free to use another Agent with no obligation to his former Agent. An Agent's success therefore depends as much on his ability to maintain a long term relationship with his players and his ability to attract new valuable veteran and rookie talent as on his ability to negotiate favorable contracts for his players. Revenues generated by the renegotiation of a contract originally negotiated by another Agent are based solely on the incremental salary increase, if any, resulting from such renegotiation.

         Worldwide Football Management Inc.

         In January 1996, the Company established its involvement in the representation of professional football players through WWTS and employed a registered NFL contract advisor in connection therewith. In March 1997 the Company hired a second registered contract advisor and established WWFM as a separate, wholly-owned subsidiary for the purpose of continuing to provide player agent services to professional football players, including, but not limited to, contract negotiation, professional and personal advisory services, and the identification and exploitation of endorsement and marketing opportunities. WWFM intends to seek to identify and establish relationships primarily with those athletes whose athletic abilities and personal attributes make them, in the opinion of WWFM's management, most likely to realize the maximum financial benefit from their athletic careers under WWFM's direction. During the 1997-1998 NFL Season, the Company represented 20 NFL players, including, among others, Antonio Freeman, Antonio London, O.J. McDuffie and Rickey Dudley. The Company expects that its Agents will sign to player representation contracts several players projected to be National Football League draft picks.

         The Company intends to further develop its football player agency business through additions to WWFM's existing professional football player clientele and through the hiring of additional Agents with existing football agency businesses. The Company's success in the football agency arena will depend on its ability to acquire existing sports agency practices, attract and retain the services of football industry professionals, and in turn, on the ability of those professionals to undertake the representation of successful professional athletes and to maintain such relationships for a substantial period of time. The NFL Collective Bargaining Agreement prohibits an organization from serving as a player's Agent, and therefore the Company's football agency business growth will be dependent upon its ability to retain and maintain the services, as employees or consultants, of Agents who are willing to assign the commissions generated thereby to the Company in exchange for a salary, stock and other compensation.

         WWFM is owned 80% by the Company and 20% by its President, Mr. Segal. The Company entered into an employment agreement with Mr. Segal, effective as of April 16, 1997, pursuant to which Mr. Segal assigned the rights and interests to the revenue generated by any individual with whom Mr. Segal signs to a valid representation agreement, or with whom material discussions regarding entering a representation agreement are had by Mr. Segal, the Company or its employees or affiliates.

         Worldwide Basketball Management Inc.

         In August 1996, the Company formed WWBM for the purpose of providing player agent services to professional basketball players, including, but not limited to, contract negotiation, professional and personal advisory services, and the identification and exploitation of endorsement and marketing opportunities. WWBM intends to seek to identify and establish relationships primarily with those athletes whose athletic abilities and personal attributes make them, in the opinion of WWBM's management, most likely to realize the maximum financial benefit from their athletic careers under WWBM's direction. The Company currently exclusively represents five National Basketball Association ("NBA") players.

         NBA player agents are certified by the National Basketball Players Association ("NBPA") and are regulated by the terms of the Regulations Governing Player Agents which were adopted by the NBPA pursuant to the authority and duty conferred upon the NBPA as the exclusive bargaining representative of NBA players pursuant to Section 9(a) of the National Labor Relations Act. By regulation, a player agent must be an individual and not a corporation or other entity. Although the maximum fees which an Agent can charge or collect is 4% of a player's compensation from the team, if an Agent negotiates a contract where the player receives only the minimum season's compensation under the Collective Bargaining Agreement, the Agent is entitled to only a $2,000 fee for such season. An Agent may also receive a greater percentage, often 15% to 20%, of a player's compensation from endorsements and other sources of income. Pursuant to the NBPA Regulations, the salaries earned by NBA rookies is fixed depending upon the position the player is selected in the draft. As a result, agency fees earned for negotiating rookie contracts are often limited to a small percentage.

         WWBM is owned 80% by the Company and 20% by its President and Vice President. In connection with the formation of WWBM, each officer signed five year employment agreements with WWBM, effective September 1, 1996, pursuant to which they assigned their respective rights and interests in the revenues generated by players signed before 1996 and any players they sign to valid player's representation agreements during their employment by WWBM.

         Worldwide Marketing Division

         The WWTS marketing division caters to the development of commercial and marketing opportunities for athletes and entertainers, including the Company's clients. The Marketing Division seeks to generate opportunities for non-sport exploitation of all of the Company's clients' names and personalities by focusing on the lucrative merchandising, endorsement, public appearance and licensing opportunities available to today's better known athletes. For these efforts, the Company receives a percentage of any revenues generated by these opportunities as a commission, customarily ranging from 10% and 20%. The Marketing Division also endeavors to arrange marketing opportunities and public appearances for the athletes of other agencies, in which event the Company customarily shares up to 50% of the commission generated. The Marketing Division currently represents, in addition to the Company's clients, on an exclusive basis, the marketing rights to LAR Motorsports and Kevin and Brian Delaney, professional snowboarders.

         Worldwide Memorabilia Division

         In March 1998, for the purpose of promoting and marketing sports and entertainment memorabilia the Company established the Worldwide Memorabilia Division of WWTS. The Company has exclusive rights to market a sports memorabilia catalog owned by the division's president, pursuant to which the Company receives a fixed commission on sales. In addition, the Company is seeking to accumulate a catalog of professional football, baseball, basketball and Hockey memorabilia. The catalog includes autographed athletic attire, sport trading cards and sports paraphernalia used by prominent athletes. The Company will seek to sell these catalog items and other acquired memorabilia through various mediums including, trade shows, mail order and retail sales. To date, revenues from operations have been limited.


Competition

         The Company faces intense competition from an increasingly crowded field of sports agents. As professional athletes' salaries continue to grow, and the opportunities for additional revenues from commercial exploitation and endorsements expand, more agents enter into this field, which has limited barriers to entry. In spite of the growing number of agents, each major professional sport is dominated by one or two major agencies, representing a substantial number of players, including those who generate the highest salaries. This concentration of the recognized revenue generating athletes in the hands of a few agents presents a potential barrier which could prevent WWFM and WWBM from realizing their growth objectives.

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


Employees

         At December 31, 1997, the Company had 15 employees. Three of such persons perform executive functions, three are Agents, two are marketing executives and four perform clerical or administrative functions. The Company believes the number of persons currently employed is adequate to conduct the Company's current level of business operations. Because of the service nature of the sports management industry, the Company intends to continue to seek to add new management personnel to expand into additional sports and to add to the number of players represented by the Company.

Item 2.  Description of Properties

         The Company's principal executive offices are currently located in West Orange, New Jersey on a month-to-month rental basis. The Company currently occupies approximately 1,500 square feet of space, for which the Company pays a monthly base rental of approximately $1,650. The Company leases its boxing training facility, comprising approximately 2,000 square feet, on a month-to-month basis, at a base monthly rental of $1,400. The Company intends to relocate its training facility because the Company does not believe these facilities are adequate for its present and projected needs. The Company believes it will be able to locate suitable space at base rental amounts similar to those currently paid by the Company.


Item 3.  Legal Proceedings

         The Company did not engage in any material legal proceeding during the year ended December 31, 1997.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters

         The Common Stock and Redeemable Warrants are traded on the Nasdaq SmallCap Market System under the, symbols "WWES" and "WWESW", respectively. Until February 20, 1997, Units consisting of one share of Common Stock and one Redeemable Warrant were also traded on such market. The following reported high and low closing sales prices of the Company's Common Stock and Redeemable Warrants for each quarter since the Company initial public offering in October 1996 were as follows:



                         Common Stock              Warrants
                         High     Low              High     Low
1996
         Fourth Quarter  7        4-3/4            1-1/4   11/16
1997
         First Quarter   5-3/8    1-3/4            1-1/4   3/8
         Second Quarter  3-1/16   1                1-3/16  3/8
         Third Quarter   3-1/4    1-5/32           5/8     3/16
         Fourth Quarter  4        1-1/2            25/32   9/32

         As of December 31, 1997, the approximate number of holders of record of shares of the Company's Common Stock was 130.

         The Company has not paid a cash dividend on the Common Stock since its public offering in October 1996. The Company intends to retain future earnings for use in its operations and, accordingly, does not intend to pay cash dividends in the foreseeable future.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

General

         Worldwide Entertainment & Sports Corp. was organized in August 1995, and since such date has succeeded to the business operations of various entities engaged in the management of professional boxers, each controlled by the Company's Chief Executive Officer. In January 1996, the Company established its Teams Sports Division through the formation of Worldwide Team Sports, Inc. ("WWTS"). In August 1996, for the purpose of providing agency, marketing and management services to professional basketball players, the Company formed Worldwide Basketball Management, Inc. ("WWBM"), a corporation 80% owned by the Company and 20% owned by WWBM's President and Vice President. In March 1997, the Company established Worldwide Football Management, Inc. ("WWFM"), a corporation 80% owned by WWES and 20% owned by its President, as a separate entity to continue its agency, marketing and management services to professional football players. While the Company has succeeded to the operations of these businesses, the prior operating results of such separate businesses should not be viewed as representative of the future results of operations of the Company. The Company has only limited experience in the field of player agency and contract advisory services.

         Establishing and maintaining a presence in each of the Company's areas of concentration, (i.e., boxing management and team sports player agency) require significant expenditures. Each sports specific division must develop a roster of clients, establish relationships within their prospective sports and develop support services to provide to the athletes. Only a portion of such expenses incurred by the Company will result in the engagement by a client of the Company's services, and it is often uncertain the extent to which, even if retained, a target client will generate significant revenues to the Company. In addition, the Company incurs significant training expenses for the boxers under the Company's management, not all of which are directly reimbursed pursuant to bout agreements for such boxers. In the development of a boxer, particularly a young amateur boxer, into a professional boxer who can command significant purses, such expenses can be incurred over a period of years and constitute hundreds of thousands of dollars or more. The Company must continuously incur such expenses in contemplation of future revenues, the receipt of which is uncertain. The Company's revenues are directly related to the earnings of its clients. The Company derives revenues based upon a percentage, currently ranging from 15% to 27-1/2%, of the boxers' purses from professional bouts. The Company also derives revenues based upon a percentage of salaries and other income received from contracts, endorsement arrangements and other income producing activities of athletes for whom the Company or its management acts as agent or representative. These percentages currently range from 2% to 4% for professional basketball and football player contracts (although occasionally lower percentages are agreed upon, as in the case of NBA rookies with fixed contract terms) to 10% or 20% for endorsement and marketing revenues.

         The timing of receipt of revenues by the Company is subject to seasonal variations with respect to revenues generated from the negotiation of player contracts and subject to irregular patterns in the case of boxing purse revenues as a result of the irregular occurrence of the bouts. In addition, the magnitude of the Company's revenues can be expected to experience wide fluctuations based upon the success or failure of the Company's boxers or the negotiation of player contracts with significant bonus provisions. The Company's WWTS, WWBM and WWFM subsidiaries can be expected to incur significant expenditures during the first eight months of each calendar year (particularly March through July) for recruitment and related expenses, and to receive its revenues during the last four and first four months of the year during the NFL and NBA seasons. If the Company were to expand into the representation of baseball players (or other professional athletes with a spring/summer season), of which there can be no assurance, the effects of such seasonality would be diminished.


Year Ended December 31, 1997 Compared with the Year Ended December 31, 1996

     Revenues for the year ended December 31, 1997 were $590,227, as compared to $322,378 for the year ended December 31, 1996. Purse income in the 1997 fiscal year decreased to $168,224 from $232,437 for the 1996 fiscal year as a result of a decrease in the number of bouts with substantial purses. This decrease was due in part to a scheduled opponent of Ray Mercer's canceling a fight due to an injury to such opponent and Mr. Mercer's failure to schedule any bouts during the remainder of 1997 because he underwent surgery to correct a chronic neck injury and his subsequent recovery period. This decrease was offset by an increase in contract agency fees to $208,009 in fiscal 1997, as compared to $30,424 in fiscal 1996, as a result of the hiring of an additional registered contract advisor by the Company's WWFM subsidiary and the increase in the number of NBA and NFL players represented by the Company. In addition, during 1997, the Company recognized television income in the amount of $87,500, resulting from a televised fight on USA Network and, further, for the fiscal year ended December 31, 1997 endorsement and marketing fee income increased to $93,404, as compared to $23,080 for the 1996 fiscal period, as a result of increased activities by the Marketing Division of WWTS.

     Total expenses for the year ended December 31, 1997 increased to $3,879,442, as compared to $2,368,763. Training and related expenses decreased to $74,830 for the 1997 fiscal year from $199,725 for the 1996 fiscal year, as a result in the decrease in a number of bouts. Promotion and other operating expenses increased to $3,804,612 for the 1997 fiscal year as compared to $2,069,038 for the 1996 fiscal year, as a result in the increase in total salaries as a result of the hiring of additional contract advisors and marketing personnel, as well as increased promotional and recruiting expenses in conjunction with the Company's increased level of activities in the player agency and marketing areas. In addition, the Company incurred additional expenses in 1997 in connection with several potential business acquisitions which were ultimately not consummated.

         As a result of the foregoing, net loss for the fiscal year ended December 31, 1997 increased to $3,184,957 as compared to $2,156,198 for the December 31, 1996 fiscal year.


Year Ended December 31, 1996 Compared with the Year Ended December 31, 1995

         Net revenues for the year ended December 31, 1996, were $322,378, as compared to $241,621, for the year ended December 31, 1995. During 1996, the Company was actively engaged in the management of its four boxers, as compared to 1995, during much of which the Company was actively managing only one boxer, Mr. Briggs. Purse income increased to $232,437 for 1996 compared to $75,794 in 1995 as a result of an increase in the number of bouts and an increase in the level of the purses. In addition, during 1996, the Company first recognized endorsement and agency revenue representation of team sports athletes, aggregating $53,504. No such revenues were received by the Company for 1995. During the year ended December 31, 1995, the Company purchased tickets to bouts and then resold the tickets to aid in the distribution of tickets. Such practice was not for the purpose of generating gain on the sale of the tickets. Accordingly, ticket revenues for the year ended December 31, 1996 were $12,636, compared to $144,227 for 1995. Such revenues are largely offset by a corresponding expense for ticket costs. Therefore, this change does not result in a significant impact on the Company's results of operations.

         Total  expenses  increased  for  the  year  ended  December  31,  1996, increased  to  $2,368,763,  from  $1,077,037,  for  1995.  Promotion  and  other operating expenses increased to $2,069,039, for 1996, as compared to $645,124 for 1995 as a result of (1) $315,730 of travel and entertainment expenses incurred in connection with the recruitment of professional football players and Agents for Team Sports and in connection with bouts for the Company's four boxers, and (2) $676,746, in payroll expenses as a result of the hiring of the registered NFL Agent for the WWTS subsidiary and additional staff personnel. In addition, there were approximately $324,389 of expenses for promotional materials and other public relations expenses for the year. The year ended December 31, 1996, also included $ 141,340, of interest expense attributable to the 10% promissory notes issued in connection with the Company's private placement which originated in September 1995, as well as $100,000 paid in connection with the termination of an agreement with a trainer for one of the Company's boxers. Accordingly, the Company's net loss for the year ended December 31, 1996, increased to $2,156,198, from $869,303, for 1995.

Liquidity and Capital Resources

         The Company's principal source of operating capital has been provided by public and private sales of the Company's equity securities, as supplemented by revenues from operations. At December 31, 1997, the Company had working capital of $2,126,717, which amount was primarily the remaining net proceeds from the Company's initial public offering in October 1996 as supplemented by proceeds of a private placement in the fourth quarter of 1997.

         The Company's material commitments for capital expenditure are management salaries, anticipated training expenses and recruitment expenses. Management salaries are approximately $825,000 per annum, which could increase if the Company develops a need for additional executive management. Training expenses for the year are estimated at approximately $200,000, depending upon the number of bouts as well. Recruitment and promotional expenses are estimated to approximate $1,000,000, subject to variations depending upon player availability and recruiting success. The foregoing represents the expected significant uses of working capital during the next twelve months.

         Although the Company believes that its current cash and cash equivalents will be sufficient to fund its operations over the next 12 months or longer, there can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements. Accordingly, the Company may be required to seek additional financing through bank borrowings, private or public debt or equity financing or otherwise. There can be no assurance that any such financing will be available to the Company on favorable terms, if at all.

     From January 1, 1998 through March 27, 1998, the Company issued 660,000 restricted shares of Common Stock in connection with several private placement transactions for an aggregate amount of $1,485,000. The costs for the issuance of these shares were approximately $60,000 in cash commission and legal fees, and 50,000 restricted shares which will be issued by the Company in lieu of commissions.


Item 7.  Financial Statements

         See Financial Statements annexed.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On December 16, 1997, the appointment of Rosenberg Rich Baker Berman & Company as independent auditors for the Company was terminated by the Board of Directors of the Company and Friedman Alpren & Green LLP was engaged as independent auditors. Rosenberg Rich Baker Berman & Company's report on the financial statements for either of past two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles.


                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                   Compliance With Section 16(a) of the Exchange Act

         The directors and executive officers of the Company are as follows:

Name                       Age              Position

Marc Roberts               38               President, Chief Executive Officer,
                           President of Worldwide Team
                                            Sports, Inc. and Director
Roy Roberts                59               Chief  Financial Officer, Director
Allan Cohen, M.D.          56               Director
Dan Drykerman              50               Director
Herbert F. Kozlov          44               Director, Secretary
Harvey Silverman           57               Director
Mike Goodson               31               President, Worldwide Basketball
                                            Management, Inc.
Erik Rudolph               35               Chief Executive Officer, Worldwide
                                            Basketball
                                Management, Inc.
Joel Segal                 34               President, Worldwide Football
                                            Management, Inc.

         Marc Roberts has been President and Chief Executive Officer of the Company since its inception in August 1995. Since 1992, Mr. Roberts has been engaged in the management of the Company's boxers through the Company's corporate predecessors. Mr. Roberts is involved in various real estate, restaurant and business ventures as a passive investor, none of which occupies a significant portion of his business time.

         Roy Roberts has been Chief Financial Officer of the Company since its inception and as a director of the Company since July 1996. Mr. Roberts devotes his full time and attention to the Company. Since 1991, Mr. Roberts has served as the President of Sparkle Industries, a commercial maintenance company in New Jersey. He also served, until 1995, as the Chairman and Chief Operating Office of Palisades Entertainment, Inc., a motion picture film distributor specializing in special interest, rock and roll and animation films. Mr.
Roberts is Marc Roberts' father.

         Allan Cohen, M.D. has been a director of the Company since July 1996. Dr. Cohen is engaged in the practice of medicine, specializing in
gastroenterology, and  has  been  President  of   Gastroenterology   Associates,
a professional corporation, since 1974 and is President of the Medical Staff at Muhlenburg Hospital in Plainfield, New Jersey. Dr. Cohen is Marc Robert's uncle.

         Dan Drykerman has been a director of the Company since July 1996. Mr. Drykerman has been the Operating Partner of Drykerman Investment Group, an investment partnership (f/k/a Drykerman Enterprises) since 1976.

         Herbert F. Kozlov has served as general counsel to the Company since its inception, and as a director of the Company since July 1996. Mr. Kozlov has been a practicing attorney for more than the past 20 years and is currently a partner in the firm of Parker Duryee Rosoff & Haft A Professional Corporation. Mr. Kozlov is also a member of the Board of Directors of HMG Worldwide Corporation and certain privately held companies.

         Harvey Silverman has been a director of the Company since July 1996. Mr. Silverman is a Senior Managing Director of Spear Leeds & Kellogg in New York, where he has been employed since 1963. Mr.Silverman is a Governor on the American Stock Exchange and a director of Intermarket Clearing Corp.

         Erik Rudolph has served as Chief Executive Officer of WWBM since its inception. Mr. Rudolph was an attorney in private practice for more than the past five years prior to September, 1996, and has been a certified NBA Agent since 1995. From January 1995 through August 1996 Mr. Rudolph was a principal of Impact Sports Management Group, L.L.C.

         Michael Goodson has been the President of WWBM since its inception. Mr. Goodson was a professional basketball player for three years, having played in the CBA, USBL and also as a member of the San Antonio Spurs and the Philadelphia 76ers of the NBA. Since his retirement as a player, Mr. Goodson has worked as a personal manager and advisor for professional basketball players in collaboration with other NBA Agents and, most recently, worked in such capacity with Erik Rudolph from January 1995 through August 1996 as co-founder of Impact Sports Management Group, LLC.

         Joel Segal has been President of WWFM since April 1997. Mr. Segal has been a registered NFL contract advisor for more than the past five years. Prior to joining WWFM, Mr. Segal engaged in such business as a sole proprietor. Mr. Segal is an attorney admitted to practice in the states of New York and Connecticut.

         To the Company's knowledge, based upon a review of Forms 4 and 5 and any amendments thereto, submitted to the Company, all Directors, Officers, and Beneficial Owners of more than 10% of the Common Stock of the Company have filed all reports required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 10.  Executive Compensation

     The following table sets forth the aggregatte compensation paid by the Company for services rendered to the Company by such persons during the year ended December 31, 1997 to the Chief Executive Officer and President, and certain other executive officers of the Company:



                                           Salary             Bonus             Options/SARs
      Name and Principal Position            ($)               ($)                   (#)
      ---------------------------           -----             -----                 ----
                                       ---------------
Marc Roberts
Chief Executive Officer, President        $215,000              -                  140,000

Roy Roberts
Chief Financial Officer                   $120,000              -                  40,000

Michael Goodson
President, Worldwide Basketball           $130,000              -                     -
  Management, Inc.

Eric Rudolph
Chief Executive Officer, Worldwide        $130,000              -                     -
Basketball Management, Inc.

Joel Segal
President, Worldwide Football              $94,230           $75,000                  -
  Management, Inc.


(1) The Company did not make any restricted stock awards, grant any stock appreciation rights or make any long-term incentive plan payments to the named executive officers during 1997. (2) Other compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus of the Officer for the year.


Compensation of Directors

         The Company has no standard arrangements, pursuant to which the directors of the Company are compensated.


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

         In connection with the formation of WWBM, Messrs. Rudolph and Goodson signed five year employment agreements with WWBM, effective September 1, 1996, pursuant to which Messrs. Rudolph and Goodson assigned their respective rights and interests in the revenues generated by (i) Samaki Walker, Jason Osborne and Shawnelle Scott, and (ii) any players Messrs. Rudolph and Goodson sign to valid player's representation agreements during their employment by WWBM. Messrs. Rudolph and Goodson shall each receive a salary of $130,000 per annum, and each also received a signing bonus of $50,000 in October 1996. Messrs. Goodson and Rudolph shall also be entitled to divide, as annual bonus compensation, 10% of the annual net revenues of WWBM up to $250,000 and 17% of the annual net revenues of WWBM above $250,000. The Company is committed to fund up to $700,000 of operating expenses of WWBM which will increase to up to $1,000,000 if WWBM achieves certain performance goals tied to the successful recruitment of NBA players. The Company has the right to terminate the agreements if WWBM's aggregate costs of operations exceeds the above stated funding obligations. In the event of the non-renewal of the employment agreements, or their termination for any reason, Messrs. Goodson and Rudolph will (i) be reassigned the rights to the revenues from Mr. Walker's contract, and any revenues to be derived from Mr. Osborne, who currently does not have a professional basketball contract, and
(ii) pay WWBM (a) 50% of the revenues from all other players signed during the terms of their employment (including Mr. Scott) until the Company recoups all of the amounts funded by the Company, and (b) 30% of such revenues thereafter. In the event Messrs. Goodson and Rudolph voluntarily terminate their employment without cause, however, the revenues derived from Messrs. Walker and Osborne shall not be reassigned and the revenue generated thereby will be treated like the other players.

         In connection with the formation of WWFM as a separate entity, the Company entered into an employment agreement with Joel Segal, effective as of April 16, 1997, pursuant to which Mr. Segal assigned the rights and interests to the revenue generated by any individual with whom Mr. Segal signs to a valid representation agreement, or with whom material discussions regarding entering a representation agreement are had by Mr. Segal, the Company or its employees or affiliates. Mr. Segal's base salary shall be $140,000 during the term of the employment agreement, with a signing bonus of $75,000.


Stock Option Grants

     In September 1997, the Company granted to each of its directors options under the Company's Stock Option Plan, exercisable over a ten year period, at an exercise price of $2.875 per share. Messrs. Drykerman, Silverman and Cohen received an option to purchase 45,000 shares of Common Stock of the Company. Mr. Kozlov received an option to purchase 98,000 shares of common stock of the Company. These grants were made in conjunction with the cancellation of options granted in December 1996 to each of its four non-employee Directors to purchase 15,000 shares of Common Stock at an exercise price of $5.00 per share. Mr. Roy Roberts and Mr. Marc Roberts received options to purchase 40,000 and 25,000 shares of common stock of the Company, respectively. Mr. Marc Roberts also received, outside the Company's Stock Option Plan, an option to purchase 115,000 shares of Common Stock of the Company, also exercisable over a ten year period, at an exercise price of $2.875 per share.

Item 11.  Security Ownership and Certain Beneficial Owners and Management

         The following table sets forth certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, and all officers and directors of the Company as a group as of March 31, 1998.

                                       Number       Percentage of Common Stock
Name and Address(1)                    of Shares    Beneficially Owned

Marc Roberts                           1,744,966(2)         25.2%
Roy Roberts                            183,334(3)            2.7%
Allan Cohen, M.D.                      136,667(4)            2.0%
Dan Drykerman                          135,000(5)            2.0%
Herbert F. Kozlov                      424,000(6)            6.1%
Harvey Silverman                       172,334(7)            2.5%
All officers and directors as a group
(6 persons)(8)                         2,796,301            40.4%


--------
     1The address of all of the beneficial owners is that of the Company's principal executive office.

     2Includes 160,000 shares which may beacquired upon the exercise of currently exercisable options and warrants.

     3Includes 100,000 shares which may be acquired upon the exercise of currently exercisable options and warrants.

     4Includes 120,000 shares which may be acquired upon the exercise of currently exercisable options and warrants.

     5Includes 132,500 shares which may be acquired upon the exercise of currently exercisable options and warrants.

     6Does not include shares and warrants to acquire additional shares held by members of a law firm of which Mr. Kozlov is a member. Mr. Kozlov disclaims beneficial ownership of such shares. Includes 8,000 shares held under the NYUGMA for the benefit of his minor children and 133,000 shares which may be acquired upon the exercise of currently exercisable options.

     7Includes 80,000 shares which may be acquired upon the exercise of currently exercisable options.

     8Includes 644,500 options which may be acquired upon the exercise of currently exercisable options.


Stock Option Plan

         On July 1, 1996, the Company adopted the 1996 Stock Option Plan (the "SOP") covering 500,000 shares of the Company's Common Stock, $.01 par value, pursuant to which officers, directors and key employees of the Company are eligible to receive incentive and/or non-qualified stock options. The SOP is administered by the Board of Directors or a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions of purchase of options is determined by the Board or committee at its sole discretion. The purpose of the SOP is to attract and retain persons instrumental to the success of the Company. Incentive stock options granted under the SOP are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the SOP to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. At December 31, 1997, options to purchase up to 435,000 shares have been granted under the SOP.

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

     From time to time Marc Roberts has made loans and advances to the Company and the Company has advanced funds to Mr. Roberts. In June 1996, Mr. Roberts repaid $200,000 of amounts due to the Company, thereby eliminating the balance due from Mr. Roberts. Subsequent to June 1996, Mr. Roberts made additional loans to the Company. At December 31, 1996, $169,000 was due to Mr. Roberts. Mr. Roberts has agreed to forego repayment of such amounts until the Company has generated operating revenue in excess of such amount. In 1997, the Company repaid the remaining amount due on such note held by Mr. Roberts.

         The Company believes the terms and conditions of the foregoing transactions are no less favorable to the Company than those available from unaffiliated parties. Future transactions between the Company and any affiliate will be on terms and conditions approved by this Board of Directors.

         Pursuant to a Shareholders Agreement among Messrs. Goodson and Rudolph and the Company, upon the occurrence of certain events, including the termination of the employment of Messrs. Rudolph and Goodson, the shares of WWBM held by Messrs. Rudolph and Goodson (representing 20% of the outstanding shares of WWBM) will be exchanged for up to an aggregate of 300,000 shares of Common Stock of the Company, depending upon the time of such exchange and the financial condition of WWBM as of the time of such exchange.

         Pursuant to a Shareholders Agreement among Mr. Segal, WWFM and the Company, if upon or after December 31, 1998, Segal is a licensed NFL Player's Agent in good standing with the NFL Player's Association and employed by the Company and if Segal meets certain productivity incentives, then either Segal or the Company can elect to effectuate an exchange of the shares of WWFM held by Mr. Segal representing 20% of the outstanding shares of WWFM for 200,000 shares of Common Stock of the Company.

Item 13.  Exhibits List and Reports on Form 8-K

Exhibit
Number                              Description of Exhibit

  3.1(a)* Certificate of Incorporation of the Registrant 3.1(b)* Certificate of Amendment filed August 21, 1995 3.1(c)* Certificate of Amendment filed July 18, 1996 3.1(d)* Certificate of Ownership and Merger among the Registrant,
                  Merciless Management, Inc.,
                  The Natural Management, Inc., Marc Roberts Inc.,
                  S.B. Champion Management, Inc. and
                  Marc Roberts Boxing, Inc. filed July 19, 1996
  3.2*            Amended By-Laws of the Registrant
  4.1*            Form Certificate representing the Common Stock, par value $.01 per share
  4.2*            Form of Redeemable Warrant
  4.3*            Form of Warrant issued in private placement
10.1*             1996 Stock Option Plan
10.2*             Employment Agreement between the Company and Marc Roberts
10.3*             Employment Agreement between the Company and Ryan Schinman
10.4*             Management Agreement between the Company and Shannon Briggs
10.5*             Management Agreement between the Company and Tracy Patterson
10.6*             Management Agreement between the Company and Charles Murray
10.7*             Management Agreement between the Company and Ray Mercer
10.8*             Form of Subscription  Agreement  between the Company and
                  Private Placement Investors
10.9*             Asset Purchase  Agreement between the Company and Shannon
                  Briggs I, L.P.
10.10*            Employment  Agreement between the Company and Erik Rudolph
10.11*            Employment Agreement between the Company and Michael Goodson
10.12*            Shareholders Agreement  among the Company,  Erik Rudolph and
                  Michael  Goodson
10.13             (omitted)
10.14**           Employment  Agreement  between  the  Company  and  Joel  Segal
10.15**           Shareholders  Agreement among the Company, Joel Segal and WWFM
21.1              Subsidiaries of the Company
27.1              Financial Data Schedule

* Incorporated by reference to the Registration Statement on Form SB-2, File No. 333-08855, declared effective October 22, 1996
**       To be filed by amendment

Current Reports on 8-K Filed by the Company for the year ended December 31, 1997:

Date              Event
12/19/97          Change in Independent Public Accountants

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.



              By:                         /s/ Marc Roberts
                               Marc Roberts, President (Chief Executive Officer)


             Date:                           April 9, 1998



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




              By:     /s/ Roy Roberts
                      Roy Roberts, Chief Financial Officer
                      (Principal Financial and Accounting Officer)



                 Date:                          April 9, 1998

                          INDEPENDENT AUDITORS' REPORT




TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   WORLDWIDE ENTERTAINMENT & SPORTS CORP.


           We have audited the accompanying consolidated balance sheet of WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES as of December 31, 1997, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

           We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.







                           Friedman Alpren & Green LLP

New York, New York
February 19, 1998, except for
   Note 11, as to which the date
   is March 27, 1998

                                            Rosenberg Rich
                                            Baker Berman
                                            & C O M P A N Y

                          A PROFESSIONAL ASSOCIATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

                   195 Maplewood Avenue o Maplewood, NJ 07040
                        201-763-6363 o FAX: 201-763-4430


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Stockholders of Worldwide Entertainment
 & Sports Corp. and Subsidiaries
29 Northfield Avenue
West Orange, NJ 07052

We have audited the accompanying balance sheet of Worldwide Entertainment & Sports Corp. and Subsidiaries as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worldwide Entertainment & Sports Corp. and Subsidiaries as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

ROSENBERG RICH BAKER BERMAN & COMPANY



Maplewood, New Jersey
February 18, 1997

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1997 AND 1996



                                     ASSETS

                                                                                       1997                  1996
                                                                                   -------------         --------
Current assets
   Cash and cash equivalents, including restricted cash of
     $120,000 in 1996                                                              $     745,137         $     791,505
   Certificates of deposit                                                             1,060,049               300,000
   Marketable securities                                                                   -                 3,098,760
   Accounts and loans receivable, less allowance for doubtful
     accounts of $15,000 and $600                                                        295,765                12,396
   Prepaid expenses and other current assets                                              21,890                57,136
   Due from boxers, less allowance of $141,121 and $38,853                               377,184                92,458
   Deposit                                                                                 -                    43,150
                                                                                   -------------         -------------

           Total current assets                                                        2,500,025             4,395,405

Property and equipment - at cost, less accumulated depreciation                           21,029                56,195

Other assets
   Deferred consulting expense                                                             -                   150,000
   Due from related party, less allowance of $46,559 and $30,710                          46,559                30,711
   Security deposits                                                                       6,950                 5,950
   Other                                                                                   -                    15,000
                                                                                   -------------         -------------

                                                                                   $   2,574,563         $   4,653,261
                                                                                   =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                                           $     217,964         $     488,110
   Note payable, bank                                                                      -                    25,515
   Escrow payable                                                                        155,344               149,156
   Due to related party                                                                    -                   168,826
   Advance on letter of credit                                                             -                    70,000
                                                                                   -------------         -------------

           Total current liabilities                                                     373,308               901,607
                                                                                   -------------         -------------

Stockholders' equity
   Preferred stock, $.01 par value; 5,000 shares authorized,
     none issued                                                                           -                     -
   Common stock, $.01 par value; 20,000,000 shares authorized,
     6,262,197 and 5,153,255 shares issued                                                62,622                51,533
   Additional paid-in capital                                                          8,396,247             6,763,561
   Accumulated deficit                                                                (6,245,264)           (3,060,307)
   Demand note receivable for common stock                                          (     12,350)         (     12,350)
   Unrealized gain on marketable securities                                                -                     9,217
                                                                                   -------------         -------------

                                                                                       2,201,255             3,751,654
                                                                                   -------------         -------------

                                                                                   $   2,574,563         $   4,653,261
                                                                                   =============         =============




The accompanying notes are an integral part of these consolidated financial statements.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                      1997                  1996
                                                                                ---------------       ----------
Revenues
   Purses                                                                       $168,224              $232,437
   Contract and agency fees                                                             208,009                30,424
   Endorsements and marketing fees                                                       93,404                23,080
   Television income                                                                     87,500                 -
   Commissions                                                                            -                    22,793
   Ticket revenues                                                                       33,090                12,636
   Merchandise revenues                                                                   -                     1,008
                                                                                ---------------       ---------------

                                                                                        590,227               322,378
                                                                                ---------------       ---------------

Expenses
   Training and related expenses                                                         74,830               199,725
   Promotion and other operating expenses                                             3,804,612             2,069,038
   Other                                                                                  -                   100,000
                                                                                ---------------       ---------------

                                                                                      3,879,442             2,368,763
                                                                                ---------------       ------

           Loss from operations                                                  (    3,289,215)       (    2,046,385)
                                                                                ---------------       ---------------

Other income (expenses)
   Interest and dividend income                                                         103,240                21,941
   Interest expense                                                                       -            (      141,340)
   Other                                                                                  6,807                10,916
                                                                                ---------------       ---------------

                                                                                        110,047        (      108,483)
                                                                                ---------------       ---------------

           Loss before income taxes                                              (    3,179,168)       (    2,154,868)

Income taxes                                                                              5,789                 1,330
                                                                                ---------------       ---------------

           Net loss                                                              (    3,184,957)       (    2,156,198)

Accumulated deficit, beginning of year                                           (    3,060,307)       (      904,109)
                                                                                ---------------       ---------------

           Accumulated deficit, end of year                                     $(    6,245,264)      $(    3,060,307)
                                                                                ===============       ===============

Weighted average of common shares outstanding                                         5,369,127             4,116,096
                                                                                ===============       ===============

Basic loss per share                                                            $(         .59)       $(.52)
                                                                                ==============        =====






The accompanying notes are an integral part of these consolidated financial statements.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                                      1997                  1996
                                                                                 --------------        ---------
Cash flows from operating activities
   Net loss                                                                      $  (3,184,957)        $  (2,156,198)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                                      7,226                24,014
       Provision for doubtful accounts                                                  126,788                  -
       Common stock issued for consulting and other services                            284,470                  -
       Stock-based compensation                                                          26,338                  -
       Realized gain on marketable securities                                       (     9,217)                 -
       Gain on sale of transportation equipment                                     (     6,289)                 -
       Changes in assets and liabilities                                                                         -
         Accounts receivable                                                        (   406,437)          (    12,396)
         Due from or to boxers                                                      (   288,446)               58,900
         Prepaid expenses and other assets                                              242,396           (    73,373)
         Escrow payable                                                                   6,188               126,250
         Due to related party                                                       (   168,826)                 -
         Accounts payable and accrued expenses                                      (   270,146)              107,949
         Advance on letter of credit                                                (    70,000)               70,000
                                                                                 --------------        --------------

           Net cash used in operating activities                                    ( 3,710,912)          ( 1,854,854)
                                                                                 --------------        --------------

Cash flows from investing activities
   Purchase of certificates of deposit                                              (   760,049)                 -
   Proceeds (purchases) of marketable securities                                      3,098,760           ( 3,389,543)
   Acquisition of property and equipment                                                   -              (    39,045)
   Advances to stockholder                                                                 -                  131,956
   Proceeds from sale of transportation equipment                                        34,229                  -
   Due from related party                                                           (    15,848)                 -
                                                                                 --------------        -----------

           Net cash provided by (used in) investing activities                        2,357,092           ( 3,296,632)
                                                                                 --------------        --------------

Cash flows from financing activities
   Issuance of common stock                                                           1,332,967             6,499,092
   Deferred costs in connection with proposed public offering                              -                   47,148
   Proceeds from notes payable and debt                                                    -                   31,000
   Repayment of notes payable and debt                                              (    25,515)          ( 1,181,385)
                                                                                 --------------        --------------

           Net cash provided by financing activities                                  1,307,452             5,395,855
                                                                                 --------------        --------------

Net increase (decrease) in cash and cash equivalents                                (    46,368)              244,369

Cash and cash equivalents, beginning of year                                            791,505               547,136
                                                                                 --------------        --------------

Cash and cash equivalents, end of year                                           $      745,137        $      791,505
                                                                                 ==============        ==============

Supplemental cash flow disclosures
   Interest paid                                                                 $         -           $      141,340
   Income taxes paid                                                                     26,338                  -

Noncash financing activities
   Issuance of common stock for consulting and other services                           284,470                  -
   Stock-based compensation charged to expense                                            6,489                   880



The accompanying notes are an integral part of these consolidated financial statements.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                                                                            Demand Note   Unrealized
                                                                             Additional                     Receivable     Gain on
                                                   Common Stock               Paid-in      Accumulated      for Common    Marketable
                                               Shares         Amount       Capital           Deficit        Stock         Securities
Balance, January 1, 1996                      3,719,921   $    37,200   $    78,803      $    (904,109)   $ (12,350)         $  -
Issuance of common stock                         33,334           333       199,667              -             -                -
Proceeds from stock offering                  1,400,000        14,000     6,485,091              -             -                -
Net loss                                           -             -             -            (2,156,198)        -                -
Unrealized gain on
   securities available for sale                    -             -             -                 -            -             9,217

Balance, December 31, 1996                    5,153,255        51,533     6,763,561         (3,060,307)     (12,350)          9,217
Issuance of common stock
   Claim settlement                              11,000           110         6,620              -             -                -
   Consulting services                          325,000         3,250       262,250              -             -                -
   Trainer's services                             8,500            85        12,155              -             -                -
   Private placement                            764,442         7,644     1,612,350              -             -                -
Net loss                                           -             -             -            (3,184,957)        -                -
Change in unrealized gain on marketable
   securities                                      -             -             -                 -             -             (9,217)
Stock-based compensation - options                 -             -           26,338              -             -                -
Cost of private placement                          -             -       (  287,027)             -             -                -

Balance, December 31, 1997                    6,262,197   $    62,622  $  8,396,247      $(  6,245,264)   $ (12,350)        $  -0-

The accompanying notes are an integral part of these consolidated financial statements.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1 - ORGANIZATION

          Descriptions of companies included in the accompanying consolidated financial statements are as follows:

          Worldwide Entertainment & Sports Corp. ("WWES"), which was incorporated in Delaware on August 15, 1995 to provide management, agency and marketing services to professional athletes and entertainers, principally boxers.

          Worldwide Team Sports, Inc. ("WWTS"), a wholly owned subsidiary which was incorporated in Delaware on January 23, 1996 to provide management, agency and marketing services to professional athletes, principally football players.

          Worldwide Basketball Management, Inc. ("WWBM"), which was incorporated in Delaware on August 1, 1996 to provide management, agency and marketing services to basketball players. WWBM is owned 80% by WWES, and the remaining 20% is owned by two principals formerly associated with Impact Sports Management, LLC ("Impact").

          Worldwide Football Management, Inc. ("WWFM"), which was incorporated in Delaware on March 10, 1997 to provide management, agency and marketing services to football players. WWFM is owned 80% by WWES, and the remaining 20% is owned by an individual who is a certified player's agent listed with the National Football League Players Association. WWFM was inactive in 1997.

     Worldwide Sports Promotion, Inc. ("WWSP"), a wholly owned subsidiary which was incorporated in Delaware on March 4, 1997 to provide marketing and promotional services to professional athletes, principally boxers.

     Worldwide Bobcats Football, Inc. ("WWBF"), a wholly owned subsidiary which was incorporated in Delaware on October 17, 1997 to purchase the Florida Bobcats arena football team. Management has since decided not to purchase the team.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

          The consolidated financial statements include the accounts of WWES, its wholly owned subsidiaries and its 80% owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

          As discussed in Note 1, WWES has an 80% ownership interest in WWBM; the remaining 20% interest is owned by the two officers of WWBM. Net losses of WWBM for the years ended December 31, 1997 and 1996 were approximately $308,000 and $553,000, respectively. The accumulated deficit of the minority interest exceeded the minority interest in the equity capital of WWBM as of December 31, 1997 and 1996 by approximately $172,000 and $111,000, respectively. Such excesses were charged against WWES, the majority interest, and was reflected in the statement of operations for the years ended December 31, 1997 and 1996.

     Marketable Securities

          Marketable securities at December 31, 1996 consisted of debt securities which were classified as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and are reported at their fair value of $3,098,760. Unrealized gains and losses were reflected as a separate component of stockholders' equity.

     Due from Athletes

          The Company makes unsecured interest-free loans to boxers and other athletes. Repayments by boxers are made from authorized deductions from fight purses.

     Property and Equipment

          Property and equipment are stated at cost. Depreciation is computed using primarily accelerated methods over the estimated useful lives of the assets, which range from 5 to 7 years.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     New Accounting Pronouncement

          In February 1997, SFAS No. 128, "Earnings per Share", was issued. It establishes standards for computing and presenting earnings per share ("EPS"), replaces the presentation of primary EPS with a presentation of basic EPS, and requires dual presentation, where applicable, of basic and diluted EPS on the face of the consolidated statement of operations. SFAS No. 128 was effective for financial statements issued for periods ending after December 15, 1997. The adoption of SFAS No. 128 did not affect the Company's EPS data for the years ended December 31, 1997 and 1996.

     Basic Loss Per Share

          Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.
     Diluted EPS has not been presented because its effect would have been anti-dilutive.

     Revenue Recognition

          Purse revenue represents a percentage of a boxer's purse, and is recognized upon completion of a fight. Ticket and commission revenues are recognized at the time of the fight. Contract and agency fee revenues are recognized during the various athletic seasons on a pro rata basis. Such revenues are therefore recognized from the period November 1 through May 1 for basketball, and September 1 through January 1 for football.

     Use of Estimates

          Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes

          WWES and its subsidiaries file a consolidated Federal income tax return.

          The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", determining deferred tax assets and liabilities using the liability method. Deferred taxes are recognized on net operating loss carryforwards and differences between financial reporting and income tax bases of assets and liabilities, using enacted income tax rates.

     Stock-Based Compensation

          In 1996, WWES adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, and stock appreciation rights. In accordance with SFAS No. 123, the Company recognizes expense for stock-based awards based on the estimated fair value on the date of the grant (see Note 7).

     Cash and Cash Equivalents

          For purposes of the statement of cash flows, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

          The Company maintains cash balances in several financial institutions, which are insured by the Federal Deposit Insurance Corporation for up to $100,000 at each institution. At December 31, 1997, the Company's uninsured cash balances were approximately $1,128,000, including certificates of deposit.

     Reclassifications

          Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3 - PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                                         1997                  1996
                                      -----------           --------

 Gym equipment and furniture           $    56,575           $    56,450
 Transportation equipment                    -                    31,000
 Leasehold improvements                      7,116                 7,116
                                       -----------           -----------

                                            63,691                94,566
    Less - Accumulated depreciation
      and amortization                      42,662                38,371
                                       -----------           -----------

                                       $    21,029           $    56,195
                                       ===========           ===========

     Depreciation expense was $7,226 and $11,027 for the years ended December 31, 1997 and 1996, respectively.


4 - ESCROW PAYABLE

          The Company is holding funds in escrow on behalf of two boxers until release is requested.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5 - INCOME TAXES AND DEFERRED INCOME TAXES

          Income taxes and components of deferred tax assets are as follows:

                                  December 31,
                                    1997 1996
Income taxes
  State income taxes                  $          5,789     $1,330
                                      ================     ======

Deferred tax assets
  Net operating loss carryforwards    $      2,103,258     $786,977
  Stock-based compensation                       8,955         -
                                      ----------------     ------------

                                             2,112,213      786,977

     Less - Valuation allowance             (2,112,213)    (786,977)
                                      ----------------     ------------

           Net deferred tax asset     $-0-                 $-0-
                                      ===========          ====

          The  Company  has  available  net  operating  loss   carryforwards  of
     approximately $6,245,000, which may be utilized to reduce any Federal taxable income through 2012.


6 - COMMON STOCK

          On October 22, 1996, WWES, in its initial public offering, sold 1,400,000 units (the "Units"). Net proceeds were $6,499,091. Each Unit consisted of one share of common stock, $.01 par value, of WWES, and one redeemable common stock purchase warrant to purchase one share of common stock at $7.20 during the period October 22, 1996 to March 21, 2001.

          Additional shares have been sold or issued by WWES as follows:

              On July 15, 1997, sold 100,000 shares of restricted common stock in a private offering for $125,000.

              On August 19, 1997, issued 250,000 shares of restricted common stock, with a fair value of $157,500, for consulting services rendered by a consulting firm.

          WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6 - COMMON STOCK (Continued)

              On September 16, 1997, issued a total of 83,500 shares of restricted common stock, with a fair value of $120,240, to seven individuals for consulting and other services.

              In November and December 1997, sold 664,442 shares of restricted common stock in a private offering at $2.25 a share, for a total of $1,494,994.


7 - STOCK OPTION PLAN

          On July 1, 1996, WWES adopted the 1996 Stock Option Plan (the "Plan"), which provides that certain options granted thereunder are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code. Nonqualified options may also be granted under the Plan. The Plan authorizes the issuance of qualifying options to purchase 500,000 shares. The option price per share for the incentive stock option will be determined at the time of grant, but will not be less than the fair market value of the common stock on such date or, in the case of a 10% stockholder, no less than 110% of the fair market value of the stock on the grant date.

          On September 16, 1997, 435,000 qualifying options were granted, with an exercise price of $2.875, and 11,000 options were granted outside the Plan with an exercise price of $2.875, all for a term of 10 years.

          On December 9, 1997, the Board of Directors of WWES granted 50,000 and 115,000 nonqualifying options exercisable at $2.00 and $2.875 a share, respectively, with a 5-year term, and 147,500 nonqualifying options exercisable at $2.875 with a 10-year term.

          On January 28, 1998, the Board of Directors of WWES authorized the issuance of 320,000 nonqualifying options, exercisable at $1.50 a share, with a 10-year term.

          WWES accounts for stock options under the fair value method, pursuant to SFAS No. 123 (see Note 2). The fair value of these options was calculated at the date of grant using a Black-Scholes option pricing model assuming a risk-free interest rate of 5.47% and a volatility factor of expected market price of WWES's common stock of 130%. Under the provisions of SFAS No. 123, WWES's compensation expense arising from the grant of stock options for the year ended December 31, 1997 was $26,338. The related deferred tax asset of $8,955 was recorded based on a 34% tax rate for the resulting temporary difference.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8 - LIFE INSURANCE POLICIES

          WWES is the owner and beneficiary of $950,000 in life insurance policies on the lives of boxers, and is also the owner and beneficiary of a $2,000,000 life insurance policy on the life of its chief executive officer.


9 - RELATED PARTY TRANSACTIONS

          WWES made payments of $31,696 and $61,421 on behalf of Impact during the years ended December 31, 1997 and 1996, respectively. The receivable from the related party is noninterest-bearing and unsecured.

          Boxing tickets purchased in 1996 at a cost of $28,453 from a company owned by the principal officer were used for promotional purposes and reflected in other operating expenses in 1996. There were no similar purchases in 1997.


10 - COMMITMENTS AND OTHER MATTERS

     Management Contracts

          The Company has entered into long-term management contracts with a number of professional boxers, football players and basketball players. The Company generally receives between 15% and 27-1/2% of purses from boxing matches and approximately 20% of the fees from endorsements, public appearances and commercials. Football and basketball player contracts are for the term of their player contracts. The Company generally receives up to 4% of players' compensation and 10% to 20% of fees earned for endorsements and marketing.

     Settlement Agreements

          In August 1997, WWES settled disputes with consultants, issuing 11,000 shares of unregistered common stock for services rendered having a fair value of $6,749.

          On August 29, 1996, a settlement was reached with a trainer for a boxer which provided for the termination of a contract with the trainer. Total payments of $100,000 were made on this settlement.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10 - COMMITMENTS AND OTHER MATTERS (Continued)

     Letter of Credit

     At  December  31,  1997,   WWES  has  a  $100,000  open  letter  of  credit
collateralized by its $100,000 certificate of deposit.

     Consulting and Advisory Agreement

          On December 5, 1997, WWES entered into a consulting and advisory arrangement with respect to a $3,000,000 private placement of equity securities. The consulting fee will be 8% of any equity capital raised. In addition, if WWES closes on at least $1,000,000 of the private placement, the consultant will be entitled to purchase 100,000 shares of WWES common stock at $2.75 a share at any time from the date of closing through November 30, 2002.

     Employment Agreements

          WWES has entered into a five-year employment agreement with a key executive commencing January 1, 1996, which provides for a base annual salary of $190,000 and annual minimum guaranteed increases of $25,000. The agreement also provides for an annual bonus based on WWES income, as defined, and includes a termination provision. The executive is entitled to participate in WWES's incentive stock option plan and will be granted a minimum of 30% of the stock options to be issued by the plan at an exercise price of 110% of the fair value of the stock. WWES has obtained a $2,000,000 key person life insurance policy on this executive's life, with WWES as beneficiary.

          In connection with its formation, WWBM entered into five-year employment agreements with two key executives, effective September 1, 1996. The agreements provide each executive with an annual salary of $130,000, a bonus of $50,000 and additional bonuses based on net revenues of WWBM. WWES is committed to fund up to $700,000 of operating expenses of WWBM, which will increase to $1,000,000 if WWBM achieves certain performance goals tied to the successful recruitment of NBA players. WWES has the right to terminate the agreement if WWBM's aggregate costs of operations exceed these funding obligations.

          In connection with its formation, WWFM signed a five-year employment agreement with a key executive, effective April 16, 1997, which provides for annual compensation of $140,000, a signing bonus of $75,000, and an automobile allowance of $1,000 a month.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10 - COMMITMENTS AND OTHER MATTERS (Continued)

     Stockholder Agreements

          The minority stockholders of WWBM, who are also officers of WWBM, entered into a stockholder agreement with WWES, providing that, in the event WWES desires to sell all of its shares of WWBM common stock to an unrelated third party, and the purchaser demands to purchase all of the outstanding shares, then the minority stockholders are required to sell all of their shares to the purchaser or effectuate a share exchange. In the event of termination of employment, they may elect to effectuate a share-for-share exchange of shares with the common stock of WWES, based on exchange rates, as defined. These stockholders may elect the share exchange if either a minimum player threshold is met or WWBM has achieved after-tax earnings of $6,000,000.

          The minority stockholder of WWFM, who is also an officer of WWFM, entered into a stockholder agreement with WWES, providing that, in the event WWES desires to sell all of its shares of common stock to an unrelated third party and the purchaser demands to purchase all of the outstanding shares, then the minority stockholder will be required to sell all of his shares to the purchaser or elect to effectuate a share exchange for shares of WWES in accordance with provisions of the agreement.

     Lease Agreement

          On February 10, 1997, WWES entered into a limousine lease. Future annual minimum lease payments required under the noncancelable operating lease are as follows:

                              Year Ending
                             December 31,

                                   1998                $    25,000
                                   1999                     25,000
                                   2000                     25,000
                                   2001                     20,000
                                                       -----------

                                                       $    95,000

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




11 - SUBSEQUENT EVENTS

     From January 1, 1998 through March 27, 1998, the Company issued 660,000 restricted shares of Common Stock in connection with several private placement transactions for an aggregate amount of $1,485,000. The costs for the issuance of these shares were approximately $60,000 in cash commission and legal fees, and 50,000 restricted shares which will be issued by the Company in lieu of commissions.