Form 10QSB
period 1998-03-31
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 1998-05-15
CIK 1002325

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
 --

For the quarterly period ended March 31, 1998.

  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to _______________

Commission file number            000-21585

                     Worldwide Entertainment & Sports Corp.

        (Exact Name of Small Business Issuer as Specified in Its Charter)


                 Delaware                              2-3393152
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


Common Stock, $.01 par value - 6,922,197 shares

         Transitional Small Business Disclosure Format (check one):

Yes ______        No ______

PART I.

Item 1. Financial Statements


                                      WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                  MARCH 31, 1998
                                                    (Unaudited)



                                                      ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                                             $  3,409,222
  Certificates of deposit (at fair market value)                                             407,091
  Accounts receivable                                                                        150,879
  Prepaid expenses                                                                            43,054
  Due from boxers and other related parties, net of reserve of $202,680                      474,513
  Other current assets                                                                        58,657
                                                                                        --------------
  Total Current Assets                                                                     4,543,416

PROPERTY AND EQUIPMENT-at cost, net of accumulated
       depreciation                                                                           49,021

OTHER ASSETS
  Cash surrender value of life insurance                                                       4,861
  Other assets                                                                                   100
                                                                                               4,961

  Total assets                                                                          $  4,597,398
                                                                                        ------------




      See notes to Unaudited Condensed Consolidated Financial Statements.

                                      WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                  MARCH 31, 1998
                                                    (Unaudited)



                                                    LIABILITIES



CURRENT LIABILITIES:
  Accounts payable                                                                            $          203,527
  Accrued expenses                                                                                        77,157
  Escrow funds and amounts due boxers                                                                    930,863
  Income taxes payable                                                                                    19,178
                                                                                               -----------------
  Total Current Liabilities                                                                            1,230,725

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 20,000,000 shares;
       6,922,197 shares issued                                                                            69,222

  Additional paid-in capital                                                                           9,881,407
  Accumulated deficit                                                                                 (6,571,606)
  Demand note receivable on private issuance of Common Stock                                             (12,350)
                                                                                                       3,366,673
                                                                                               -----------------



  Total Liabilities and Stockholders' Equity                                                  $        4,597,398
                                                                                               -----------------





      See notes to Unaudited Condensed Consolidated Financial Statements.

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                        1998                   1997
                                                                 --------------------   --------------------


Purse income                                                     $    586,738           $     21,750
Commission income                                                      43,167
Endorsement income                                                                            15,000
Marketing fees                                                          35,525
Contract and agency fees                                                37,500                25,825
Merchandise revenues                                                    14,142
                        Total revenues                                 717,072                62,575
                                                                 -------------------    --------------------

Training and related expenses                                          290,726                29,051
Promotion and other operating expenses                                 761,776               780,640
                                                                 -------------------    --------------------
                                                                     1,052,502               809,691
                                                                 -------------------    --------------------
                        Loss from operations                          (335,430)             (747,116)

Other income and (expenses):
  Interest and dividend income                                          10,148                33,355

  Other                                                                    795               ( 6,279)
                                                                 --------------------   --------------------
                                                                        10,943              ( 27,076)
                                                                 --------------------   --------------------
Loss before income taxes                                              (324,487)             (720,040)
Income taxes                                                             1,854                 4,320
                       NET LOSS                                  $    (326,341)         $   (724,360)
                                                                 --------------------   --------------------

Basic Loss per share                                             $        (.05)         $       (.14)
                                                                 --------------------   --------------------

Weighted average common shares outstanding                           6,439,635             5,153,255
                                                                 --------------------   --------------------

      See notes to Unaudited Condensed Consolidated Financial Statements.

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


                                                                        1998                    1997
                                                                   --------------          ---------------

Cash Flows from Operating Activities                             $        474,954         $      (194,018)

Cash Flows from Investing Activities                                      619,907                (527,359)

Cash Flows from Financing Activities                                    1,569,223                    1,500
                                                                   --------------          ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                    2,664,084                (719,877)

Cash and Cash Equivalents at Beginning of Period                          745,138                1,091,505


                                                                   --------------          ---------------

Cash and Cash Equivalents at End of Period                       $      3,409,222         $        371,628
                                                                   ==============          ===============

Supplemental Disclosures of Cash Flow Information:
         Cash Paid During the Period for:
                  Income Taxes                                   $            800         $           4,320
                                                                   ==============          ===============
                  Interest                                       $       -                $       -
                                                                   ==============          ===============

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

        The Condensed Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of results to be expected for the entire year ending December 31, 1998.


NOTE B       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        1. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries, all of which are wholly owned, except for Worldwide Basketball Management, Inc.
        and Worldwide Football Management, Inc., which companies are 80% owned.

        2. Purse revenue is recognized upon completion of a fight, as a percentage of the boxer's purse. Ticket and commission revenues are recognized at the time of the fight. Contract and agency fee revenues are recognized ratably over the various athletic seasons.

        3. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS has not been presented because its effect would be anti-dilutive.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C       - SALE OF COMMON STOCK

    On October 22, 1996, the Company sold 1,400,000 Units (the Units). Net proceeds were $6,499,091. Each Unit consisted of one share of common stock, $.01 par value, of WWES, and one redeemable common stock purchase warrant to purchase one share of common stock at $7.20 during the period October 22, 1996 to March 21, 2001.

        Additional shares have been sold or issued by WWES as follows:

             On July 15, 1997, sold 100,000 shares of restricted common stock in a private offering for $125,000.

             In August 1997, issued 11,000 shares of restricted common stock for services rendered having a fair value of $6,749.

             On August 15, 1997, issued 5,000 shares of restricted common stock in a claim settlement.

             On August 19, 1997, issued 250,000 shares of restricted common stock, with a fair value of $157,500, for consulting services rendered by a consulting firm.

             On September 16, 1997, issued a total of 83,500 shares of restricted common stock, with a fair value of $120,240, to seven individuals for consulting and other services.

             In November and December 1997, sold 664,000 shares of restricted common stock in a private placement at $2.25 a share, for a total of $1,494,994.

                During the first quarter of 1998, the Company sold 660,000 restricted shares of common stock in connection with several private placement transactions for an aggregate amount of $1,485,000. The costs in connection with these sales amounted to approximately $ 50,000.

NOTE D -   STOCK OPTION PLAN

         On July 1, 1996, WWES adopted the 1966 Stock Option Plan (the Plan), which provides for the issuance of qualifying options to purchase 500,000 shares. Nonqualified options may also be granted. At December 31, 1997, there were 485,000 qualifying options outstanding at prices ranging from $2.00 to $2.875, per share. Nonqualifying options outstanding amounted to 273,500 shares at $2.875, per share.

        On January 28, 1998, the Board of Directors of WWES authorized the issuance of 320,000 nonqualifying options, exercisable at $1.50 a share.

NOTE E -  COMMITMENTS AND OTHER MATTERS

        The Company has entered into long-term management contracts with a number of professional boxers, football players and basketball players. The Company receives varying rates of purses, contracts, public appearances and compensation, depending upon the sport and applicable rules of the professional sports associations.

        The Company has entered into employment agreements with key executives which are for five year terms from inception and include, among other things, signing bonuses, automobile allowances and additional bonuses based upon agreed upon circumstances.

        The minority stockholders of WWBM and WWFM have entered into stockholder agreements with WWES, providing that, in the event WWES desires to sell all of its shares in these subsidiaries to an unrelated third party, then the minority stockholders are required to sell all of their shares to the purchaser to effectuate a share exchange. Other provisions are included in the agreements governing termination of employment.


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

     The Company's revenues are directly related to the earnings of its clients. The Company derives revenues based upon a percentage, currently ranging from 15% to 27-1/2%, of the boxers' purses from professional bouts. The Company also derives revenues based upon a percentage of salaries and other income received from contracts, endorsement arrangements and other income producing activities of athletes for whom the Company or its management acts as agent or representative. These percentages currently range from 4% and 3%, respectively, for professional basketball and football player contracts (although occasionally lower percentages are agreed upon) to 10% or 20% for endorsement and marketing revenues.


     The timing of receipt of revenues by the Company is subject to seasonal variations with respect to revenues generated from the negotiation of player contracts and subject to irregular patterns in the case of boxing purse revenues as a result of the irregular occurrence of the bouts. In addition, the magnitude of the Company's revenues can be expected to experience wide fluctuations based upon the success or failure of the Company's boxers or the negotiation of player contracts with significant bonus provisions. The Company's WWBN and WWFM divisions can be expected to incur significant expenditures during the first eight months of each calendar year (particularly March through July) for recruitment and related expenses, and to receive its revenues during the last four and first three months of the year during the NFL and NBA seasons. If the Company were to expand into the representation of baseball players (or other professional athletes with a spring/summer season), of which there can be no assurance, the effects of such seasonality would be diminished.

        Three months Ended March 31, 1998 Compared with Three months Ended March 31, 1997

Net revenues for the three months ended March 31, 1998 were $717,072, as compared to $62,575 for the three months ended March 31, 1996. Purse income increased to $586,738 for the 1998 period, as compared to $21,750 for the 1997 period as a result of the size of the purse for a Shannon Briggs heavyweight championship fight. In addition, during the quarter ended March 31, 1998, the Company recognized contract agency fees of $37,500, commission income of $43,167, and Marketing fees of $35,525, from representation of team sports athletes. In the same period in 1997, these sources of income aggregated $40,828

         Total expenses for the three months ended March 31, 1998 increased to $1,052,502, as compared to $809,691. Training and related expenses increased to $290,726 for the three months ended March 31,1998 from $29,051 for the 1997 quarter, as a result of the preparation for the Briggs championship bout. Promotion and other operating expenses decreased to $761,776 for the 1998 quarter as compared to $780,640 for the 1997 quarter.

                  As a result of the foregoing, net loss for the three months ended March 31, 1997 decreased to $326,341 as compared to $724,360 for the March 31, 1997 quarter.

Liquidity and Capital Resources

The Company's principal source of operating capital has been provided by public and private sales of the Company's equity securities, as supplemented by revenues from operations. At March 31, 1998, the

Company had working capital of $3,312,691, which amount was primarily the remaining net proceeds from the Company's initial public offering in October 1996 as supplemented by proceeds of private placements in the fourth quarter of 1997 and first quarter of 1998.

The Company's material commitments for capital expenditure are management salaries, anticipated training expenses and recruitment expenses. Management salaries are approximately $825,000 per annum, which could increase if the Company develops a need for additional executive management. Training expenses for the year are estimated at approximately $400,000, depending upon the number of bouts. Recruitment and promotional expenses are estimated to approximate $1,000,000, subject to variations depending upon player availability and recruiting success. The foregoing represents the expected significant uses of working capital during the next twelve months. Although the Company believes that its current cash and cash equivalents will be sufficient to fund its operations over the next 12 months or longer, there can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements. Accordingly, the Company may be required to seek additional financing through bank borrowings, private or public debt or equity financing or otherwise. There can be no assurance that any such financing will be available to the Company on favorable terms, if at all.

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


                                          Worldwide Entertainment & Sports Corp.
                                                        (Registrant)

                                             /s/ Marc Roberts
Date       May 15, 1998                    ___________________________________
    -------------------------
                                                 Marc Roberts, President


                                             /s/ Roy Roberts
Date       May 15, 1998                    ___________________________________
    ________________________               Roy Roberts, Chief Financial Officer