Form 10QSB
period 1998-06-30
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 1998-08-14
CIK 1002325

U.S. SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, DC 20549

                                                    FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998.

  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to _______________

Commission file number            000-21585


                     Worldwide Entertainment & Sports Corp.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Delaware                                     22-3393152
        (State or Other Jurisdiction                         (IRS Employer
         Incorporation or Organization)                     Identification No.)


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

Common Stock, $.01 par value -  7,137,197 shares

         Transitional Small Business Disclosure Format (check one):
Yes ______        No _______

PART I.

Item 1.       Financial Statements


                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 1998
                                   (Unaudited)



                                                      ASSETS
CURRENT ASSETS

  Cash and cash equivalents                                                                         $ 1,041,805
  Certificates of deposit                                                                               518,480
  Accounts receivable, less allowances for doubtful accounts of $90,000                                 292,236
  Prepaid expenses and other current assets                                                              32,279
  Due from boxers and other related parties, net of allowances of $225,580                              307,464
  Inventory of memorabilia                                                                              327,415
                                                                                                   -------------
                          Total Current Assets                                                        2,519,679

PROPERTY AND EQUIPMENT-AT COST, net of accumulated
       depreciation                                                                                      48,885

OTHER ASSETS
 Due from related party                                                                                  49,531
 Security deposit and other assets                                                                       13,950
                                                                                                         63,481

                         Total assets                                                              $  2,632,046
                                                                                                    ------------




       See notes to Unaudited Condensed Consolidated Financial Statements.

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 1998
                                   (Unaudited)



                                                    LIABILITIES




CURRENT LIABILITIES:
  Accounts payable                                                         $           72,957
  Accrued expenses                                                                    170,164
  Escrow funds and amounts due boxers                                                 155,344
  Income taxes payable                                                                    600
                                                                            -----------------
                       Total Current Liabilities                                      399,065

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 20,000,000 shares;
      shares issued 7,137,197                                                          71,372
  Additional paid-in capital                                                       10,018,231
  Accumulated deficit                                                              (7,844,272)
  Demand note receivable on private issuance of Common Stock                          (12,350)
                                                                                    2,232,981
                                                                            -----------------



                         Total Liabilities and Stockholders' Equity        $        2,632,046
                                                                             -----------------





       See notes to Unaudited Condensed Consolidated Financial Statements.

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended June 30,                       Six Months Ended June 30,


                                            1998                          1997                    1998                    1997
                                            ----                          ----                    ----                    ----
Purse income                         $         17,774         $          5,451      $          604,512        $         27,201


Commission income                               4,125                   11,994                  47,292
Contract and agency fees                       12,070                    1,283                  49,570
Marketing fees                                 28,500                        -                  64,025
Television income                                                       87,500                                          87,500
Endorsement income                                                      23,825                                          38,825
Ticket revenues                                                         31,105                                          31,105
Merchandise revenues                          143,474                                          157,616                  27,108
                                       --------------          ---------------        ----------------          --------------
                                              205,943                  149,164                 923,015                 211,739
                                       --------------          ---------------        ----------------          --------------
Training and related expenses                 147,871                  301,682                 438,597                 330,733
Promotion and other                         1,371,184                  876,837               2,132,960               1,657,477
operating expenses
                                            1,519,055                1,178,519               2,571,557               1,988,210

                                       --------------          ---------------        ----------------          --------------
Loss from operations                      (1,313,112)              (1,029,355)             (1,648,542)             (1,776,471)
                                       --------------          ---------------        ----------------          --------------
Other income and (expenses):
Interest and dividend income                   40,645                   35,393                  50,793                  68,748
Interest expense
Other                                           1,377                  (4,513)                   2,172                (10,792)
                                               42,022                   30,880                  52,965                  57,956
                                       --------------          ---------------        ----------------          --------------
Loss before income taxes                  (1,271,090)                (998,475)             (1,595,577)             (1,718,515)
Income taxes                                    1,376                    2,169                   3,230                   6,489
NET LOSS                             $    (1,272,466)         $    (1,000,644)      $      (1,598,807)        $    (1,725,004)
                                       ==============          ===============        ================          ==============


LOSS PER SHARE                       $        (0.18)          $         (0.19)       $         (0.24)         $         (0.33)
                                       =============           ===============        ===============          ===============

 WEIGHTED AVERAGE                         6,999,697                 5,153,255               6,672,554               5,153,255
                                      =============             ==============        ===============          ===============

       See notes to Unaudited Condensed Consolidated Financial Statements.

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                                 1998                         1997
                                                                                 ----                         ----

Cash Flow from Operating Activities                                        $   (1,669,056)             $    613,418

Cash Flows from Investing Activities                                           (  498,413)               (1,383,525)

Cash Flows from Financing Activities                                            1,467,311                     1,500
                                                                           -----------------            ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                              296,668                  (768,607)

Cash and Cash Equivalents at Beginning of Period                                  745,137                 1,091,505
                                                                           -----------------            ----------------

Cash and Cash Equivalents at End of Period                              $        1,041,805          $       322,898
                                                                          =================            =================

Supplemental Disclosures of Cash Flow Information:
         Cash Paid During the Year for:
             Income Taxes                                               $            1,703          $         6,489
                                                                          ====================         ==================


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

             The Condensed Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of results to be expected for the entire year ending December 31, 1998.

NOTE B       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        1. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries, all of which are wholly owned, except for Worldwide Basketball Management, Inc. and Worldwide Football Management, Inc., which companies are 80% owned. The excess of the accumulated deficits of these 80% owned subsidiaries over the equity capital thereof has been included in the operations of the Parent Company (WWES).

        2. Purse revenue is recognized upon completion of a fight, as a percentage of the boxer's purse. Ticket and commission revenues are recognized at the time of the fight. Contract and agency fee revenues are recognized ratably over the various athletic seasons. Merchandise revenue is recognized upon the sale of memorabilia merchandise.

        3. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS has not been presented because its effect would be anti-dilutive.

        4. The Company files a consolidated federal income tax return and has net operating loss carryforwards for Federal income tax purposes, expiring in 2018 amounting to approximately $8,000,000, and other differences for tax purposes amounting to approximately $20,000. No deferred tax asset is shown on the accompanying condensed consolidated balance sheet due to a related valuation allowance equal to the balance of the deferred tax asset.

        5. For purposes of the statement of cash flows, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash balances are maintained in several financial institutions insured by the Federal Deposit Insurance Corporation. At June 30, 1998, the Company's uninsured cash balances amounted to approximately $320,300.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

         6. Inventory is stated at cost or market, which ever is lower. Cost is determined by the first-in, first-out method.

NOTE C       -    SALE OF COMMON STOCK

         On October 22, 1996, the Company sold 1,400,000 Units (the Units). Net proceeds were $6,499,091. Each Unit consisted of one share of common stock, $.01 par value, of WWES, and one redeemable common stock purchase warrant to purchase one share of common stock at $7.20 during the period October 22, 1996 to October 21, 2001.

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

         In November and December 1997, sold 664,442 shares of restricted common stock in a private placement at $2.25 a share, for a total of $1,494,994.

         During the first quarter of 1998, the Company sold 722,315 restricted shares of common stock in connection with several private placement transactions for an aggregate amount of $1,625,209. The costs in connection with these sales amounted to approximately $ 50,000.

         During the second quarter of 1998, the Company issued 215,000 restricted shares of common stock, with a fair value of $194,000, in connection with legal, consulting and other services rendered on behalf of the Company.

NOTE D       -   STOCK  OPTION PLAN

         July 1, 1996, WWES adopted the 1996 Stock Option Plan (the Plan), which provides for the issuance of qualifying options to purchase 500,000 shares. Nonqualified options may also be granted. At December 31, 1997, there were 485,000 qualifying options outstanding at prices ranging from $2.00 to $2.875, per share. Nonqualifying options outstanding amounted to 273,500 shares at $2.875, per share.

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

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -  COMMITMENTS  AND OTHER MATTERS-CONTINUED

        The Company has entered into employment agreements with key executives which are for five year terms from inception, and include, among other things, signing bonuses, automobile allowances and additional bonuses based upon agreed upon circumstances.

        The minority stockholders of WWBM and WWFM have entered into stockholder agreements with WWES, providing that, in the event WWES desires to sell all of its shares in these subsidiaries to an unrelated third party, then the minority stockholders are required to sell all of their shares to the purchaser to effectuate a share exchange. Other provisions are included in the agreements governing termination of employment and loans and exchanges with the minority stockholders.


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

         The Company's revenues are directly related to the earnings of its clients. The Company derives revenues based upon a percentage, currently ranging from 15% to 27-1/2%, of the boxers' purses from professional bouts. The Company also derives revenues based upon a percentage of salaries and other income received from contracts, endorsement arrangements and other income producing activities of athletes for whom the Company or its management acts as agent or representative. These percentages currently range from up to 3% or 4%, respectively, for professional football and basketball player contracts (although occasionally lower percentages are agreed upon) to 10% or 20% for endorsement and marketing revenues.

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

        Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997

         Net revenues for the six months ended June 30, 1998 were $923,015, as compared to $211,739 for the six months ended June 30, 1997. Purse income increased to $604,512 for the 1998 period, as compared to $27,201 for the 1997 period as a result of the size of the purse for a Shannon Briggs heavyweight championship fight. In addition, during the six months ended June 30, 1998, the Company recognized merchandise revenues from the sale of memorabilia, which operation was started in March 1998. Television revenue in 1997 was from the receipts from a televised boxing card promoted and managed by the Company.
No similar operations were undertaken by the Company in 1998.

         Total expenses for the six months ended June 30, 1998 increased to $2,571,557, as compared to $1,988,210. Training and related expenses increased to $438,597 for the six months ended June 30,1998 from $330,733 for the 1997 period, as a result of the preparation for the Briggs championship bout. Promotion and other operating expenses increased to $2,132,960 for the 1998 six-month period as compared to $1,657,477 for the 1997 six months. The principal increase in these expenses relates to the opening of the memorabilia division.

         As a result of the foregoing, net loss for the six months ended June 30, 1998 decreased to $1,598,807 as compared to $1,725,004 for the comparable June 30, 1997 period.

Liquidity and Capital Resources

         The Company's principal source of operating capital has been provided by public and private sales of the Company's equity securities, as supplemented by revenues from operations. At June 30, 1998, the Company had working capital of $2,120,614, which amount was primarily the remaining net proceeds from the Company's private placements in the fourth quarter of 1997 and first quarter of 1998.

        The Company's material commitments for capital expenditure are management salaries, anticipated training expenses and recruitment expenses. Management salaries are approximately $825,000 per annum, which could increase if the Company develops a need for additional executive management. Training expenses for the year are estimated at approximately $600,000, depending upon the number of bouts. Recruitment and promotional expenses are estimated to approximate $1,000,000, subject to variations depending upon player availability and recruiting success. The foregoing represents the expected significant uses of working capital during the next twelve months. Although the Company believes that its current cash and cash equivalents will be sufficient to fund its operations over the next 12 months or longer, there can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements. Accordingly, the Company may be required to seek additional financing through bank borrowings, private or public debt or equity financing or otherwise. There can be no assurance that any such financing will be available to the Company on favorable terms, if at all.

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


                                       Worldwide Entertainment & Sports Corp.
                                                    (Registrant)


Date:      August 14, 1998             /s/ Marc Roberts, President
                                       __________________________________

                                       Marc Roberts, President
                                      (Principal Executive Officer)


Date:      August 14, 1998            /s/ Roy Roberts, Chief Financial Officer
                                      ___________________________________
                                      Roy Roberts, Chief Financial Officer
                                      (Principal Financial Officer)