Form 10KSB/A
period 1997-12-31
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 1998-11-13
CIK 1002325

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

Transitional Small Business Disclosure Format (check one):
Yes            No     X


                       DOCUMENTS INCORPORATED BY REFERENCE

          Document                      Part of 10-KSB in which incorporated

                                     PART I



Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS



Results of Operations

General

        Worldwide Entertainment & Sports Corp. (the "Company") was organized in August 1995, and since such date has succeeded to the business operations of various entities engaged in the management of professional boxers, each controlled by the Company's Chief Executive Officer. In January 1996, the Company established its Teams Sports Division through the formation of Worldwide Team Sports, Inc. ("WWTS"). In August 1996, for the purpose of providing agency, marketing and management services to professional basketball players, the Company formed Worldwide Basketball Management, Inc. ("WWBM"). In March 1997, the Company established Worldwide Football Management Inc. ("WWFM"), as a separate entity to continue its agency, marketing and management services to professional football players. Due to the nature of these business operations and the potential effect of the consolidation of such business within the Company, the prior operating results of such separate businesses may not necessarily be representative of the future results of operations of the Company. The Company has only limited experience in the field of player agency and contract advisory services.

        In March 1998, for the purpose of promoting and marketing sports and entertainment memorabilia, the Company established the Worldwide Memorabilia Division of WWTS. The Company has exclusive rights to market a sports memorabilia catalog pursuant to which the Company receives a fixed commission on sales. In addition, the Company has accumulated a catalog of professional and amateur football, baseball, basketball and hockey memorabilia. The catalog includes autographed athletic attire, sport trading cards and sports paraphernalia used by prominent athletes. The Company will seek to sell these catalog items and other acquired memorabilia through various media including, trade shows, mail order and retail sales. The Company has limited experience with sports memorabilia sales.

         Establishing and maintaining a presence in each of the Company's areas of concentration, (i.e., boxing management and team sports player agency) requires significant expenditures. Each sports specific division must retain the services of qualified agents, develop a roster of clients, establish relationships within their prospective sports and develop support services to provide to the athletes. Only a portion of such expenses incurred by the Company will result in the engagement by a client of the Company's services, and it is often uncertain the extent to which, even if retained, a target client will generate significant revenues to the Company. In addition, the Company incurs significant training expenses for the boxers under the Company's management, not all of which are directly reimbursed pursuant to bout agreements for such boxers. In the development of a boxer, particularly a young amateur boxer, into a professional boxer who can command significant purses, such expenses can be incurred over a period of years and constitute hundreds of thousands of dollars or more. The Company must continuously incur such expenses in contemplation of future revenues, the receipt of which is uncertain.

         The Company's revenues are directly related to the earnings of its clients. The Company derives revenues based upon a percentage, currently ranging from 15% to 27-1/2%, of the boxers' purses from professional bouts. The Company also derives revenues based upon a percentage of salaries and other income received from contracts, endorsement arrangements and other income producing activities of athletes for whom the Company or its management acts as agent or representative. These percentages currently range from up to 3% or 4%, respectively, for professional football and basketball player contracts (although often lower percentages are agreed upon) to 10% or 20% for endorsement and marketing revenues.

         The timing of receipt of revenues by the Company is subject to seasonal variations with respect to revenues generated from the negotiation of player contracts and subject to irregular patterns in the case of boxing purse revenues as a result of the irregular occurrence of bouts. In addition, the size of the Company's revenues can change based upon the success or failure of the Company's boxers or the negotiation of player contracts with significant bonus provisions. The Company's WWBM and WWFM subsidiaries can be expected to spend significantly during the first eight months of each calendar year (particularly March through
July) for recruitment and related expenses, and to receive their revenues during the last four and first three months of the year during the NBA and NFL seasons. If the Company were to expand into the representation of baseball players (or other professional athletes with a spring/summer season), of which there can be no assurance, the effects of such seasonality would be diminished. In August 1998, the Company severed its relationship with its only NBA player's agent. Two of the Company's NFL player's representatives are seeking to also become registered with the NBA as agents. Accordingly, revenue and expenses attributable to WWBM are uncertain during the ensuing twelve months.

Year Ended December 31, 1997 Compared with the Year Ended December 31, 1996

         Revenues for the year ended December 31, 1997 were $590,227, as compared to $322,378 for the year ended December 31, 1996. Purse income in the 1997 fiscal year decreased to $168,224 from $232,437 for the 1996 fiscal year as a result of a decrease in the number of bouts with substantial purses. This decrease was due in part to a scheduled opponent of Ray Mercer's canceling a fight due to an injury and Mr. Mercer's failure to schedule any bouts during the remainder of 1997 because he underwent surgery to correct a chronic neck injury. This decrease was offset by an increase in contract agency fees to $208,009 in fiscal 1997, as compared to $30,424 in fiscal 1996, as a result of the hiring of an additional registered contract advisor by the Company's WWFM subsidiary and the increase in the number of NBA and NFL players represented by the Company. The contract agency fees in the 1997 fiscal year include approximately $175,000 and $33,000 generated by the Company's football and basketball operations, respectively, as compared to revenues of approximately $22,000 and $8,000 generated by its football and basketball operations, respectively, in the 1996 fiscal year. In addition, during 1997, the Company recognized television income in the amount of $87,500, resulting from a televised fight on USA Network and, further, for the fiscal year ended December 31, 1997 endorsement and marketing fee income increased to $93,404, as compared to $23,080 for the 1996 fiscal period, as a result of increased activities by the Marketing Division of WWTS.

     Promotion and other operating expenses increased to $3,804,612 for the 1997 fiscal year as compared to $2,069,038 for the 1996 fiscal year. Such increase is primarily as a result of the increase in total salaries from approximately $685,000 in fiscal 1996 to approximately $1,266,000, due to the hiring of additional contract advisors and marketing personnel for the football and team sports divisions, which increased such salaries from approximately $109,000 in 1996 to $300,000 in 1997 thereby accounting for approximately $181,000 of such increase, additional salary expense in the Company's basketball operations as a result of a full year of operations in 1997, which increased such salaries from approximately $186,000 in 1996 to $284,000 in 1997 thereby accounting for approximately $98,000 of such increase, as well as increased administrative salaries in 1997 from approximately $200,000 in 1996 to $445,000 in 1997 thereby accounting for approximately $245,000 of such increase. In addition, promotional and recruiting expenses, consisting largely of travel and entertainment expenses, increased from approximately $316,000 in fiscal 1996 to approximately $540,000 in fiscal 1997 in conjunction with the Company's increased level of activities in the player agency and marketing areas. Of such increase, approximately 48% is attributable to the Company's basketball operations which increased from approximately $47,000 in 1996 to $157,000 in 1997, approximately 38% is attributable to its football and marketing operations which increased from approximately $67,000 in 1996 to $152,000 in 1997, and the balance is attributable to its boxing operations which increased from approximately $202,000 in 1996 to $225,000 in 1997. In addition, professional and consulting fees in 1997 aggregated approximately $796,000, as compared to approximately $162,000 in 1996, as a result of the Company's increased legal and financial consulting fees incurred as a public company and as a result of incurring additional expenses in 1997 in connection with pursuing several potential acquisitions and business transactions which ultimately were not consummated. In addition, in 1997, the Company increased its use of outside consultants in connection with its increased level of activity in the areas of player agency and marketing. General and administrative expenses represent the final significant component of other operating expenses, which similarly increased as a result of an increase in overall operations.


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

         Total  expenses  increased  for  the  year  ended  December  31,  1996, increased  to  $2,368,763,  from  $1,077,037,  for  1995.  Promotion  and  other operating expenses increased to $2,069,038, for 1996, as compared to $645,124 for 1995 as a result of (1) $315,730 of travel and entertainment expenses incurred in connection with the recruitment of professional football players and Agents for Team Sports and in connection with bouts for the Company's four boxers, and (2) $676,746, in payroll expenses as a result of the hiring of the registered NFL Agent for the WWTS subsidiary and additional staff personnel. In addition, there were approximately $324,389 of expenses for promotional materials and other public relations expenses for the year. The year ended December 31, 1996, also included $ 141,340, of interest expense attributable to the 10% promissory notes issued in connection with the Company's private placement which originated in September 1995, as well as $100,000 paid in connection with the termination of an agreement with a trainer for one of the Company's boxers. Accordingly, the Company's net loss for the year ended December 31, 1996, increased to $2,156,198, from $869,303, for 1995.

Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997

         Net revenues for the six months ended June 30, 1998 were $923,015, as compared to $211,739 for the six months ended June 30, 1997. Purse income increased to $604,512 for the 1998 period, as compared to $27,201 for the 1997 period as a result of the size of the purse for a Shannon Briggs heavyweight championship fight against Lennox Lewis. In addition, during the six months ended June 30, 1998, the Company recognized merchandise revenues from the sale of memorabilia, which operation was started in March 1998. Television revenue in 1997 was from the receipts from a televised boxing card promoted and managed by the Company. No similar operations were undertaken by the Company in 1998.

         Total expenses for the six months ended June 30, 1998 increased to $2,571,557, as compared to $1,988,210 for the six months ended June 30, 1997. Training and related expenses increased to $438,597 for the six months ended June 30,1998 from $330,733 for the 1997 period, as a result of the preparation for the Briggs championship bout. Promotion and other operating expenses increased to $2,132,960 for the 1998 six-month period as compared to $1,657,477 for the 1997 six months. The principal increase in these expenses relates to the opening of the memorabilia division.

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

        The Company's material commitments for capital expenditure are management salaries, anticipated training expenses and recruitment expenses. Management salaries are approximately $643,000 per annum, which could increase if the Company develops a need for additional executive management. Training expenses for the ensuing year are estimated at approximately $600,000, depending upon the number of bouts. Recruitment and promotional expenses are estimated to approximate $1,000,000, subject to variations depending upon player availability and recruiting success. The foregoing represents the expected significant uses of working capital during the next twelve months. Although the Company believes that its current cash and cash equivalents will be sufficient to fund its operations over the next 12 months or longer, there can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements. Accordingly, the Company may be required to seek additional financing through bank borrowings, private or public debt or equity financing or otherwise. There can be no assurance that any such financing will be available to the Company on favorable terms, if at all.

     This Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, is being amended by this Form 10-KSB/A to add certain discussion and analysis to Item 6 of the Annual Report.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.



              By:              /s/ Marc Roberts
                               Name: Marc Roberts
                               Title: President and Chief Executive Officer


             Date:             November 13, 1998