Form 10KSB/A
period 1997-12-31
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 1998-11-16
CIK 1002325

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

     Total expenses for the year ended December 31, 1997 increased to $3,879,442, as compared to $2,368,763 in fiscal year 1996. Training and related expenses decreased to $74,830 for for the 1997 fiscal year from $199,725 for the 1996 fiscal year, as a result in the decrease in the number of bouts. Promotion and other operating expenses increased to $3,804,612 for the 1997 fiscal year as compared to $2,069,038 for the 1996 fiscal year. Such increase is primarily as a result of the increase in total salaries from approximately $685,000 in fiscal 1996 to approximately $1,266,000, due to the hiring of additional contract advisors and marketing personnel for the football and team sports divisions, which increased such salaries from approximately $109,000 in 1996 to $300,000 in 1997 thereby accounting for approximately $181,000 of such increase, additional salary expense in the Company's basketball operations as a result of a full year of operations in 1997, which increased such salaries from approximately $186,000 in 1996 to $284,000 in 1997 thereby accounting for approximately $98,000 of such increase, as well as increased administrative salaries in 1997 from approximately $200,000 in 1996 to $445,000 in 1997 thereby accounting for approximately $245,000 of such increase. In addition, promotional and recruiting expenses, consisting largely of travel and entertainment expenses, increased from approximately $316,000 in fiscal 1996 to approximately $540,000 in fiscal 1997 in conjunction with the Company's increased level of activities in the player agency and marketing areas. Of such increase, approximately 48% is attributable to the Company's basketball operations which increased from approximately $47,000 in 1996 to $157,000 in 1997, approximately 38% is attributable to its football and marketing operations which increased from approximately $67,000 in 1996 to $152,000 in 1997, and the balance is attributable to its boxing operations which increased from approximately $202,000 in 1996 to $225,000 in 1997. In addition, professional and consulting fees in 1997 aggregated approximately $796,000, as compared to approximately $162,000 in 1996, as a result of the Company's increased legal and financial consulting fees incurred as a public company and as a result of incurring additional expenses in 1997 in connection with pursuing several potential acquisitions and business transactions which ultimately were not consummated. In addition, in 1997, the Company increased its use of outside consultants in connection with its increased level of activity in the areas of player agency and marketing. General and administrative expenses represent the final significant component of other operating expenses, which similarly increased as a result of an increase in overall operations.


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


             Date:             November 16, 1998