Form 10KSB/A
period 1997-12-31
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 1998-11-18
CIK 1002325

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

     Total expenses for the year ended December 31, 1997 increased to $3,879,442, as compared to $2,368,763 in fiscal year 1996. Boxing, training and related expenses decreased slightly to $228,088 for the 1997 fiscal year from $232,549 for the 1996 fiscal year. Although training expenses for the 1997 fiscal year decreased significantly as a result of the decrease in the number of bouts, the 1997 fiscal year also included approximately $83,000 of expenses relating to the promotion by the Company of a boxing event in 1997. Promotion and other operating expenses increased to $3,651,354 for the 1997 fiscal year as compared to $2,036,214 for the 1996 fiscal year. Such increase is primarily as a result of the increase in total salaries from approximately $685,000 in fiscal 1996 to approximately $1,266,000, due to the hiring of additional contract advisors and marketing personnel for the football and team sports divisions, which increased such salaries from approximately $109,000 in 1996 to $300,000 in 1997 thereby accounting for approximately $181,000 of such increase, additional salary expense in the Company's basketball operations as a result of a full year of operations in 1997, which increased such salaries from approximately $186,000 in 1996 to $284,000 in 1997 thereby accounting for approximately $98,000 of such increase, as well as increased administrative salaries in 1997 from approximately $200,000 in 1996 to $445,000 in 1997 thereby accounting for approximately $245,000 of such increase. In addition, promotional and recruiting expenses, consisting largely of travel and entertainment expenses, increased from approximately $316,000 in fiscal 1996 to approximately $540,000 in fiscal 1997 in conjunction with the Company's increased level of activities in the player agency and marketing areas. Of such increase, approximately 48% is attributable to the Company's basketball operations which increased from approximately $47,000 in 1996 to $157,000 in 1997, approximately 38% is attributable to its football and marketing operations which increased from approximately $67,000 in 1996 to $152,000 in 1997, and the balance is attributable to its boxing operations which increased from approximately $202,000 in 1996 to $225,000 in 1997. In addition, professional and consulting fees in 1997 aggregated approximately $796,000, as compared to approximately $162,000 in 1996, as a result of the Company's increased legal and financial consulting fees incurred as a public company and as a result of incurring additional expenses in 1997 in connection with pursuing several potential acquisitions and business transactions which ultimately were not consummated. In addition, in 1997, the Company increased its use of outside consultants in connection with its increased level of activity in the areas of player agency and marketing. General and administrative expenses represent the final significant component of other operating expenses, which similarly increased as a result of an increase in overall operations.


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

     This Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, is being amended by this Form 10-KSB/A to add certain discussion and analysis to Item 6 of the Annual Report and to revise certain line items of the Company's financial statements.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.



              By:              /s/ Marc Roberts
                               Name: Marc Roberts
                               Title: President and Chief Executive Officer


             Date:             November 18, 1998

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS








Independent Auditors' Report                                   1

Consolidated Balance Sheet as of December 31, 1997 and 1996    2

Consolidated Statement of Operations
   Years Ended December 31, 1997 and 1996                      3

Consolidated Statement of Cash Flows
   Years Ended December 31, 1997 and 1996                      4

Consolidated Statement of Changes in Stockholders' Equity
   Years Ended December 31, 1997 and 1996                      5

Notes to Consolidated Financial Statements                   6-16

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







                           Friedman Alpren & Green LLP


New York, New York
February 19, 1998, except for
Notes 11 and 12, as to which
the dates are March 27, 1998
and November 17, 1998, respectively

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

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                      1997                  1996
                                                                                ---------------       ---------------
Revenues
   Purses                                                                              $168,224              $232,437
   Contract and agency fees                                                             208,009                30,424
   Endorsements and marketing fees                                                       93,404                23,080
   Television income                                                                     87,500                 -
   Commissions                                                                            -                    22,793
   Ticket revenues                                                                       33,090                12,636
   Merchandise revenues                                                                   -                     1,008
                                                                                ---------------       ---------------

                                                                                        590,227               322,378
                                                                                ---------------       ---------------

Expenses (Reclassified)
   Boxing, training and related expenses                                                228,088               232,549
   Promotion and other operating expenses                                             3,651,354             2,036,214
   Other                                                                                  -                   100,000
                                                                                ---------------       ---------------

                                                                                      3,879,442             2,368,763
                                                                                ---------------       ---------------

           Loss from operations                                                  (    3,289,215)       (    2,046,385)
                                                                                ---------------       ---------------

Other income (expenses)
   Interest and dividend income                                                         103,240                21,941
   Interest expense                                                                       -            (      141,340)
   Other                                                                                  6,807                10,916
                                                                                ---------------       ---------------

                                                                                        110,047        (      108,483)
                                                                                ---------------       ---------------

           Loss before income taxes                                              (    3,179,168)       (    2,154,868)

Income taxes                                                                              5,789                 1,330
                                                                                ---------------       ---------------

           Net loss                                                              (    3,184,957)       (    2,156,198)

Accumulated deficit, beginning of year                                           (    3,060,307)       (      904,109)
                                                                                ---------------       ---------------

           Accumulated deficit, end of year                                     $(    6,245,264)      $(    3,060,307)
                                                                                ===============       ===============

Weighted average of common shares outstanding                                         5,369,127             4,116,096
                                                                                ===============       ===============

Basic loss per share                                                            $(         .59)       $(.52)
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

12 - Reclassifications


     The Company has reclassified certain expenses presented in the Consolidated Statement of Operations for the years ended December 31, 1997 and 1996. Such reclassifications of expense were made to more closely reflect the nature of the Company's operations and did not result in any changes to the reported net loss for each year.