Form 10QSB
period 1998-09-30
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 1998-11-18
CIK 1002325

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998.

  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to _______________

Commission file number          000-21585

                     Worldwide Entertainment & Sports Corp.

        (Exact Name of Small Business Issuer as Specified in Its Charter)


         Delaware                                         22-3393152
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
Incorporation or Organization)

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

Yes               No


                      APPLICABLE ONLY TO CORPORATE ISSUERS


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 par value  -  7,337,197 shares as of November 13, 1998
-------------------------------------------------------------------------

         Transitional Small Business Disclosure Format (check one):

Yes               No

PART I.

Item 1. Financial Statements


                                          WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                                    SEPTEMBER 30, 1998
                                                       (Unaudited)

                                                          ASSETS
CURRENT ASSETS

  Cash and cash equivalents                                                                         $      27,670
  Certificates of deposit                                                                                 532,813
  Accounts receivable, less allowances for doubtful accounts of $77,400                                   576,239
  Prepaid expenses and other current assets                                                                30,031
  Due from boxers and other related parties, net of allowances of $225,581                                346,438
  Inventory of memorabilia                                                                                263,070
                                                                                                    -------------
                          Total Current Assets                                                          1,776,261

PROPERTY AND EQUIPMENT-AT COST, net of accumulated
       depreciation                                                                                        58,299
OTHER ASSETS
 Due from related party                                                                                    58,564
 Security deposit and other assets                                                                         13,950
                         Total assets                                                                 $ 1,907,074
                                                                                                      ===========




See notes to Unaudited Condensed  Consolidated Financial Statements.

                                          WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                                    SEPTEMBER 30, 1998
                                                       (Unaudited)



                                                       LIABILITIES

CURRENT LIABILITIES:
  Accounts payable                                                                                        $           22,682
  Accrued expenses                                                                                                   108,457
  Escrow funds and amounts due boxers                                                                                135,451
  Income taxes payable                                                                                                   600
                                                                                                           -----------------
                       Total Current Liabilities                                                                     267,190

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 20,000,000 shares;
               issued 7,137,197 shares                                                                                71,372
  Additional paid-in capital                                                                                      10,166,349
  Accumulated deficit                                                                                            (8,585,487)
  Demand note receivable on private issuance of Common Stock                                                        (12,350)
                                                                                                           -----------------
                                                                                                                   1,639,884
                                                                                                           -----------------



                         Total Liabilities and Stockholders' Equity                                       $        1,907,074
                                                                                                           -----------------





See notes to Unaudited  Condensed Consolidated Financial Statements.

                                  WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                         CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                               Three Months Ended September 30,           Nine Months Ended September 30,


                                            1998                    1997                    1998                     1997
                                       --------------           --------------         ---------------          --------------
Purse income                         $              -          $        12,094       $         604,512        $         39,295
Commission income                                 771                       -                   48,063                       -
Contract agency fees                          195,435                  69,733                  245,005                  82,496
Marketing fees                                161,439                  27,593                  225,464                  80,763
Television income                                   -                       -                        -                  87,500
Ticket revenues                                     -                     248                        -                  31,353
Merchandise revenues                           68,470                       -                  226,086                       -
                                       --------------          --------------         ----------------          --------------
                                              426,115                 109,668                1,349,130                 321,407
                                       --------------          --------------         ----------------          --------------
Costs of products sold                         68,132                       -                  180,918                       -

Boxing, training and related expenses          33,774                  41,518                  472,371                 192,251
Promotion and other                         1,080,729                 724,514                3,100,903               2,561,991
operating expenses                     --------------          --------------         ----------------          --------------
                                            1,182,635                 766,032                3,754,192               2,754,242

                                       --------------          --------------         ----------------          --------------
Loss from operations                        (756,520)               (656,364)              (2,405,062)             (2,432,835)
                                       --------------          --------------         ----------------          --------------
Other income and (expenses):
Interest and dividend income                   13,000                  14,844                   63,793                  83,591
Other                                           2,049                 (9,520)                    4,221                (10,862)
                                               15,049                   5,324                   68,014                  72,729
                                       --------------          --------------         ----------------          --------------
Loss before income taxes                    (741,471)               (651,040)              (2,337,048)             (2,360,106)

Income taxes (credit)                           (256)                       -                    2,974                   6,488

NET LOSS                             $      (741,215)         $     (651,040)       $      (2,340,022)        $    (2,366,594)
                                       ==============          ==============         ================          ==============


LOSS PER SHARE                       $          (0.10)        $        (0.12)        $         (0.34)         $         (0.45)
                                       ===============         ==============         ===============          ===============



WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING                                 7,137,197              5,317,755                6,827,435                5,206,970
                                      ===============        ===============           ==============         ================

See notes to Unaudited Condensed Consolidated Financial Statements.

                                    WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Nine Months Ended September 30, 1998 and 1997
                                                 (Unaudited)


                                                                                           1998                    1997
                                                                                      --------------          ---------------

Cash Flows from Operating Activities                                                $    (2,931,477)         $    (2,372,994)

Cash Flows from Investing Activities                                                         479,815                1,404,479

Cash Flows from Financing Activities                                                       1,734,194                  216,750
                                                                                      --------------          ---------------

Net Increase (Decrease) in Cash                                                            (717,468)                (751,765)

Cash and Cash Equivalents at Beginning of Period                                             745,138                1,091,505
                                                                                      --------------          ---------------

Cash and Cash Equivalents at End of Period                                          $         27,670         $        339,740

                                                                                      ==============           ==============

Supplemental Disclosures of Cash Flow Information:
         Cash Paid During the Year for:
                  Income Taxes                                                      $         1,703          $          6,489
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

        The Condensed Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of results to be expected for the entire year ending December 31, 1998.

NOTE B       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        1. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries, all of which are wholly owned, except for Worldwide Basketball Management, Inc. and Worldwide Football Management, Inc., which companies are 80% owned. The excess of the accumulated deficits of these 80% owned subsidiaries over the equity capital thereof has been included in the operations of the Parent Company (WWES). In October 1998, WWFM became a wholly-owned subsidiary of the Company as a result of the exchange of the 20% minority interest previously held by WWFM's President for 200,000 shares of Common Stock.

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

        4. The Company files a consolidated federal income tax return and has net operating loss carryforwards for Federal income tax purposes, expiring in 2018, amounting to approximately $8,600,000, and other differences for tax purposes amounting to approximately $20,000. No deferred tax asset is shown on the

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



        accompanying condensed consolidated balance sheet due to a related valuation allowance equal to the balance of the deferred tax asset.

        5. For purposes of the statement of cash flows, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash balances are maintained in several financial institutions insured by the Federal Deposit Insurance Corporation up to $100,000 for each bank. At September 30, 1998, the Company's uninsured cash balances amounted to approximately $142,500.

        6. Inventory is stated at cost or market, whichever is lower. Cost is determined by the first-in, first-out method.

        7. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE C -   SALES OF COMMON STOCK

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

        In November and December 1997, sold 664,442 shares of restricted common stock in a private at $2.25 a share, for a total of $1,494,994.

        During the first quarter of 1998, the Company sold 660,000 restricted shares of common stock in connection with several private placement transactions for an aggregate amount of $1,485,000. The costs in connection with these sales amounted to approximately $ 50,000.

        During the second quarter of 1998, the Company issued 215,000 restricted shares of common stock with a fair value of $194,000, in connection with legal, consulting and other services rendered on behalf of the Company.

                         WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE D -   STOCK  OPTION PLAN

        On July 1, 1996, WWES adopted the 1966 Stock Option Plan (the Plan), which provides for the issuance of qualifying options to purchase 500,000 shares. Nonqualified options may also be granted. At December 31, 1997, there were 435,000 qualifying options outstanding at prices ranging from $2.00 to $2.875, per share. Nonqualifying options outstanding amounted to 423,500 shares at $2.875, per share.

        On January 28, 1998, the Board of Directors of WWES authorized the issuance of 320,000 nonqualifying options, exercisable at $1.50 a share.

        On September 10, 1998, the Board of Directors of WWES approved the issuance of 1,083,000 nonqualifying options, exercisable at $1.438 to $2.875, a share. In addition, warrants to purchase 225,000 shares of Common Stock were issued at a price of $2.00, a share.

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

        In March 1998, for the purpose of promoting and marketing sports and entertainment memorabilia the Company established the Worldwide Memorabilia Division of WWTS. The Company has exclusive rights to market a sports memorabilia catalog, pursuant to which the Company receives a fixed commission on sales. In addition, the Company has accumulated a catalog of professional and amateur football, baseball, basketball and hockey memorabilia. The catalog includes autographed athletic attire, sport trading cards and sports paraphernalia used by prominent athletes. The Company will seek to sell these catalog items and other acquired memorabilia through various mediums including, trade shows, mail order and retail sales. The Company has limited experience with sports memorabilia sales.

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

         The timing of receipt of revenues by the Company is subject to seasonal variations with respect to revenues generated from the negotiation of player contracts and subject to irregular patterns in the case of boxing purse revenues as a result of the irregular occurrence of bouts. In addition, the size of the Company's revenues can change based upon the success or failure of the Company's boxers or the negotiation of player contracts with significant bonus provisions. The Company's WWBM and WWFM subsidiaries can be expected to spend significantly during the first eight months of each calendar year (particularly March through
July) for recruitment and related expenses, and to receive their revenues during the last four and first three months of the year during the NFL and NBA seasons. If the Company were to expand into the representation of baseball players (or other professional athletes with a spring/summer season), of which there can be no assurance, the effects of such seasonality would be diminished. In August 1998, the Company severed its relationship with its only NBA player's agent. Two of the Company's NFL Players' representatives are seeking to also become registered with the NBA as agents. Accordingly, revenue and expenses attributable to WWBM are uncertain during the ensuing twelve months period as compared to $2,381,991 for the 1997 nine months. The principal increase in these expenses relates to the opening of the memorabilia division and additional personnel costs.

Nine Months Ended September 30, 1998 Compared with Nine Months Ended September 30, 1997

         Net revenues for the nine months ended September 30, 1998 were $1,349,130, as compared to $321,407 for the nine months ended September 30, 1997. Purse income increased to $604,512 for the 1998 period, as compared to $39,295 for the 1997 period, as a result of the size of the purse for a Shannon Briggs heavyweight championship fight. In addition, during the nine months ended September 30, 1998, the Company recognized merchandise revenues from the sale of memorabilia amounting to $226,086, which operation was started in March 1998. The nine months ended September 30, 1998 reflect an increase in contract agency fees to $245,005, as compared to $82,496 in the comparable 1997 period, as a result of the receipt in 1998 of additional revenues from players signed in 1997 by the Company's WWFM and WWBM subsidiaries. The contract agency fees in the 1998 period include approximately $240,000 and $5,000 generated by the Company's football and basketball operations, respectively, as compared to revenues of approximately $68,000 and $13,000 generated by its football and basketball operations, respectively, in the 1996 period. In addition, during the 1998 period, marketing fee income increased to $225,000, as compared to $81,000 for the 1996 period, as a result of increased activities by the Marketing Division of WWTS. Television revenue of $87,500 in the 1997 period was from the receipts from a televised boxing card promoted and managed by the Company. No such revenue was received during the 1998 period, as the Company ceased its boxing promotion activities.

     Total expenses for the nine months ended September 30, 1998 increased to $3,754,192, as compared to $2,754,242. Boxing, training and related expenses amounted to $472,371 for the nine months ended September 30,1998 compared to $192,251 for the 1997 period. The principal reason for the increase was preparation for the Briggs championship fight. Promotion and other operating expenses increased to $3,100,903 for the 1998 nine-month period as compared to $2,561,991 for the corresponding 1997 nine-month period. Such increase was contributed to by the increase in total salaries from approximately $941,000 during the 1997 period to approximately $973,500 during the 1998 period, due to the hiring of additional marketing personnel for the team sports divisions, which increased such division's salaries from approximately $155,000 to $194,000, as well as increased administrative salaries in 1998 from approximately $240,000 in 1997 to $288,000 in 1998. Included in the expenses for the nine months ended September 30, 1998 is $181,000 of costs of products sold relating to sports memorabilia sold by the Company during this period. No sales of memorabilia were made during the 1997 period. In addition, promotional and recruiting expenses, consisting largely of travel and entertainment expenses, increased from approximately $386,083 in the 1997 nine-month period to approximately $830,559 in the 1998 nine-month period in conjunction with the Company's increased level of activities in the player agency and marketing areas. Of such increase, approximately $37,000 is attributable to the Company's basketball operations which increased from approximately $172,000 in 1997 to $209,000 in 1998, approximately $101,000 is attributable to its football operations which increased from approximately $22,000 in 1997 to $128,000 in 1998, and approximately $121,000 is attributable to its boxing operations which increased from approximately $322,000 in 1997 to $443,000 in 1998. In addition, professional and consulting fees in 1998 aggregated approximately $521,000, as compared to approximately $355,000 in 1997, as a result of the Company's increased legal and financial consulting fees incurred in 1998 due to incurring additional expenses in connection with pursuing several business transactions which ultimately were not consummated. In addition, in 1998, the Company continued its use of outside consultants in connection with its increased level of activity in the areas of player agency and marketing.

         As a result of the foregoing, net loss for the nine months ended September 30, 1998 decreased to $2,340,022 as compared to $2,366,594 for the comparable September 30, 1997 period.

Liquidity and Capital Resources

         The Company's principal source of operating capital has been provided by public and private sales of the Company's equity securities, as supplemented by revenues from operations. At September 30, 1998, the Company had working capital of $1,590,071, which amount was primarily the remaining net proceeds from the Company's private placements in the fourth quarter of 1997 and first quarter of 1998.

         The Company's material commitments for capital expenditure are management salaries, anticipated training expenses and recruitment expenses. Management salaries are approximately $825,000 per annum, which could increase if the Company develops a need for additional executive management. Training expenses for the year are estimated at approximately $600,000, depending upon the number of bouts. Recruitment and promotional expenses are estimated to approximate $1,000,000, subject to variations depending upon player availability and recruiting success. The foregoing represents the expected significant uses of working capital during the next twelve months. The Company believes that its current cash and cash equivalents will be sufficient to fund its operations over the next six months or longer. However there can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements. Accordingly, the Company may be required to seek additional financing through bank borrowings, private or public debt or equity financing or otherwise. The Company has filed a registration statement relating to an underwritten public offering of its common stock, on a best efforts basis, to raise gross proceeds of a minimum of $4,500,000 and a maximum of $6,500,000. There can be no assurance that such offering will be completed or that any other source of financing will be available to the Company on favorable terms, if at all.

                                                     SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     Worldwide Entertainment & Sports Corp.
                                (Registrant)


Date:  November 18, 1998                    /s/ Marc Roberts
       ----------------------               ----------------
                                            Marc Roberts, President



Date:  November 18, 1998                    /s/ Roy Roberts
       ----------------------               ---------------
                                            Roy Roberts, Chief Financial Officer