Form 10QSB/A
period 1998-09-30
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 1998-12-11
CIK 1002325

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB/A


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
                                                                                                      ===========




See notes to Unaudited Condensed  Consolidated Financial Statements.

                                          WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                                    SEPTEMBER 30, 1998
                                                       (Unaudited)



                                                       LIABILITIES

CURRENT LIABILITIES:
  Accounts payable                                                                                        $           22,682
  Accrued expenses                                                                                                   108,457
  Escrow funds and amounts due boxers                                                                                135,451
  Income taxes payable                                                                                                   600
                                                                                                           -----------------
                       Total Current Liabilities                                                                     267,190


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 20,000,000 shares;
               issued 7,137,197 shares                                                                                71,372
  Additional paid-in capital                                                                                      10,166,349
  Accumulated deficit                                                                                            (8,597,837)
  Demand note receivable on private issuance of Common Stock                                                        (12,350)
                                                                                                           -----------------
                                                                                                                   1,639,884
                                                                                                           -----------------




                         Total Liabilities and Stockholders' Equity                                       $        1,907,074
                                                                                                           -----------------





See notes to Unaudited  Condensed Consolidated Financial Statements.

                                  WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                         CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                               Three Months Ended September 30,           Nine Months Ended September 30,


                                            1998                    1997                    1998                     1997
                                       --------------           --------------         ---------------          --------------
Purse income                         $              -          $        12,094       $         588,188       $         39,295
Commission income                                 771                       -                   48,063                       -
Contract agency fees                          195,435                  69,733                  245,005                  82,496
Marketing fees                                161,439                  27,593                  225,464                  80,763
Television income                                   -                       -                        -                  87,500
Ticket revenues                                     -                     248                        -                  31,353
Merchandise revenues                           68,470                       -                  226,086                       -
                                       --------------          --------------         ----------------          --------------
                                              426,115                 109,668                1,349,130                 321,407
                                       --------------          --------------         ----------------          --------------
Costs of products sold                         68,132                       -                  180,918                       -

Boxing, training and related expenses          33,774                  41,518                  436,446                 192,251
Promotion and other                         1,080,729                 724,514                3,136,828               2,561,991
operating expenses                     --------------          --------------         ----------------          --------------
                                            1,182,635                 766,032                3,754,192               2,754,242

                                       --------------          --------------         ----------------          --------------
Loss from operations                        (756,520)               (656,364)              (2,405,062)             (2,432,835)
                                       --------------          --------------         ----------------          --------------
Other income and (expenses):
Interest and dividend income                   13,000                  14,844                   63,793                  83,591
Other                                           2,049                 (9,520)                    4,221                (10,862)
                                               15,049                   5,324                   68,014                  72,729
                                       --------------          --------------         ----------------          --------------
Loss before income taxes                    (741,471)               (651,040)              (2,337,048)             (2,360,106)

Income taxes (credit)                           (256)                       -                    2,974                   6,488

NET LOSS                             $      (741,215)         $     (651,040)       $      (2,340,022)        $    (2,366,594)
                                       ==============          ==============         ================          ==============


LOSS PER SHARE                       $          (0.10)        $        (0.12)        $         (0.34)         $         (0.45)
                                       ===============         ==============         ===============          ===============



WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING                                 7,137,197              5,317,755                6,827,435                5,206,970
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

Nine Months Ended September 30, 1998 Compared with Nine Months Ended September 30, 1997

         Net revenues for the nine months ended September 30, 1998 were $1,349,130, as compared to $321,407 for the nine months ended September 30, 1997. Purse income increased to $588,188 for the 1998 period, as compared to $39,295 for the 1997 period, as a result of the size of the purse for a Shannon Briggs heavyweight championship fight. In addition, during the nine months ended September 30, 1998, the Company recognized merchandise revenues from the sale of memorabilia amounting to $226,086, which operation was started in March 1998. The nine months ended September 30, 1998 reflect an increase in contract agency fees to $245,005, as compared to $82,496 in the comparable 1997 period, as a result of the receipt in 1998 of additional revenues from players signed in 1997 by the Company's WWFM and WWBM subsidiaries. The contract agency fees in the 1998 period include approximately $240,000 and $5,000 generated by the Company's football and basketball operations, respectively, as compared to revenues of approximately $68,000 and $13,000 generated by its football and basketball operations, respectively, in the 1996 period. In addition, during the 1998 period, marketing fee income increased to $225,000, as compared to $81,000 for the 1996 period, as a result of increased activities by the Marketing Division of WWTS. Television revenue of $87,500 in the 1997 period was from the receipts from a televised boxing card promoted and managed by the Company. No such revenue was received during the 1998 period, as the Company ceased its boxing promotion activities.

     Total expenses for the nine months ended September 30, 1998 increased to $3,754,192, as compared to $2,754,242. Boxing, training and related expenses amounted to $436,446 for the nine months ended September 30,1998 compared to $205,892 for the 1997 period. The principal reason for the increase was preparation for the Briggs championship fight. Promotion and other operating expenses increased to $3,136,828 for the 1998 nine-month period as compared to $2,548,350 for the corresponding 1997 nine-month period. Such increase was contributed to by the increase in total salaries from approximately $941,000 during the 1997 period to approximately $973,500 during the 1998 period, due to the hiring of additional marketing personnel for the team sports divisions, which increased such division's salaries from approximately $155,000 to $194,000, as well as increased administrative salaries in 1998 from approximately $240,000 in 1997 to $288,000 in 1998. Included in the expenses for the nine months ended September 30, 1998 is $181,000 of costs of products sold relating to sports memorabilia sold by the Company during this period. No sales of memorabilia were made during the 1997 period. In addition, promotional and recruiting expenses, consisting largely of travel and entertainment expenses, increased from approximately $386,083 in the 1997 nine-month period to approximately $830,559 in the 1998 nine-month period in conjunction with the Company's increased level of activities in the player agency and marketing areas. Of such increase, approximately $37,000 is attributable to the Company's basketball operations which increased from approximately $172,000 in 1997 to $209,000 in 1998, approximately $101,000 is attributable to its football operations which increased from approximately $22,000 in 1997 to $128,000 in 1998, and approximately $121,000 is attributable to its boxing operations which increased from approximately $322,000 in 1997 to $443,000 in 1998. In addition, professional and consulting fees in 1998 aggregated approximately $521,000, as compared to approximately $355,000 in 1997, as a result of the Company's increased legal and financial consulting fees incurred in 1998 due to incurring additional expenses in connection with pursuing several business transactions which ultimately were not consummated. In addition, in 1998, the Company continued its use of outside consultants in connection with its increased level of activity in the areas of player agency and marketing.

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


     The Company's material commitments for capital expenditure are management salaries, anticipated training expenses and recruitment expenses. Management salaries are approximately $825,000 per annum, which could increase if the Company develops a need for additional executive management. Training expenses for the year are estimated at approximately $600,000, depending upon the number of bouts for which the Company's boxers must train. Recruitment and promotional expenses are estimated to approximate $1,000,000, subject to variations depending upon player availability and recruiting success. The foregoing represents the expected significant uses of working capital during the next twelve months. The Company believes that its current cash and cash equivalents will be sufficient to fund its operations over the next six months or longer. However there can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements. Accordingly, the Company may be required to seek additional financing through bank borrowings, private or public debt or equity financing or otherwise. The Company has filed a registration statement relating to an underwritten public offering of its common stock, on a best efforts basis, to raise gross proceeds of a minimum of $4,500,000 and a maximum of $6,500,000. There can be no assurance that such offering will be completed or that any other source of financing will be available to the Company on favorable terms, if at all, particularly if the Company does not maintain its continued quotation on the SmallCap Stock Market.

                                                     SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     Worldwide Entertainment & Sports Corp.
                                (Registrant)


Date:  December 11, 1998                    /s/ Marc Roberts
       ----------------------               -----------------------
                                            Marc Roberts, President