Form 10KSB40
period 1998-12-31
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 1999-03-31
CIK 1002325

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR FISCAL YEAR ENDED DECEMBER 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT TO 1934
        FOR THE TRANSITION PERIOD FROM ___ TO___

COMMISSION FILE NUMBER 0-21585

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                 (Name of Small Business Issuer in its charter)

Delaware                                         22-3393152
--------                                         ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification No.)
Incorporation or organization)

29 Northfield Avenue, West Orange, NJ                  07052
-------------------------------------                  -----
(Address of Principal Executive Offices)               (Zip Code)

                                 (973) 325-3244
                                 --------------
                 Issuer's Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Exchange Act:
                                    (none)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each class
-------------------
Common Stock, $.01 par value
Redeemable Warrants

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
      -----      -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year. $1,577,834

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days. $15,302,186, based upon a closing price of $1 5/8 on March 29, 1999

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date. 11,670,531 shares as of March 29, 1999

Transitional Small Business Disclosure Format (check one):
Yes            No   X
    -----         -----

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM  1.  DESCRIPTION OF BUSINESS

ORGANIZATION

       Worldwide Entertainment & Sports Corp. (the "Company") was established in 1995 to engage in the business of providing management and agency services to professional athletes and entertainers. The Company, either directly or through its subsidiaries, provides such services principally to professional boxers, football players and basketball players. The Company also offers marketing and commercial endorsement agency services to professional athletes in all sports and it markets and sells sports memorabilia as well.

       In 1995, the Company succeeded to the business operations of entities previously operated by Marc Roberts, the Company's Chief Executive Officer. Mr. Roberts has managed professional boxers for over 19 years. The Company currently is a party to exclusive management contracts with four boxers -- Ray Mercer, Charles Murray, Shannon Briggs and Danell Nicholson -- pursuant to which the Company retains a percentage, ranging from 15% to 27 1/2%, of the boxers' purses from all professional boxing contests and exhibitions during the term of the contracts. Pursuant to those contracts, the Company is also entitled to receive 10% to 20% of all fees, honoraria or other compensation payable to the boxers for product endorsements, speaking engagements, personal appearances or other commercial performances. In addition, the Company has entered into Management Agreements, Promotion Agreements and Joint Venture Agreements by which it is entitled to percentages of purses earned, and other revenues generated by, ten other boxers.

     In January 1996, the Company established its Team Sports Division through the formation of Worldwide Team Sports, Inc. ("WWTS"), initially concentrating in the business of representing professional football players, and employed a registered NFL contract advisor in connection therewith. In August 1996, for the purpose of providing agency, marketing and management services to professional basketball players, the Company formed Worldwide Basketball Management, Inc. ("WWBM"). In the summer of 1998, the Company severed its relationship with WWBM's management and WWBM has been largely inactive since that time.

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

THE BOXING DIVISION

       The Company's boxing division is under the direct supervision of Marc Roberts, the Company's President. Mr. Roberts has over 19 years experience in the management of professional boxers. The Company has Management Agreements with four professional boxers. In addition, the Company has entered into Management Agreements, Promotion Agreements and Joint Venture Agreements by which it is entitled to percentages of purses earned, and other revenues generated by, ten other boxers.

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

       The Boxers

       The Company currently manages the following four professional boxers pursuant to exclusive management contracts:

       Raymond "Merciless Ray" Mercer was the 1988 Olympic heavyweight gold medalist and has been boxing professionally since February 1989. Mr. Mercer has a professional record of 25 wins and 4 losses. Mr. Mercer was formerly the WBO Heavyweight World Champion and the IBF Intercontinental Champion. Mr. Mercer lost to Lennox Lewis in May 1996, and won in October 1996 against Tim Whitherspoon. Mr. Mercer did not engage in any bouts in 1997 as a result of a neck injury and subsequent recovery from corrective surgery. Mercer was scheduled for a bout in 1998, but such bout was cancelled when Mr. Mercer was diagnosed with Hepatitis B. Mr. Mercer has not had a bout since such diagnosis and may not fight unless such condition changes.

       Shannon Briggs has been boxing professionally since July 1992. Mr. Briggs has a professional record of 31 wins and 2 losses. Most recently, Mr. Briggs won a 12 round majority decision against George Foreman in November of 1997, and in March 1998, Mr. Briggs lost a title bout with Lennox Lewis, the WBC Heavyweight Champion. In April 1998, Mr. Briggs renewed his management agreement for a five year term.

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

       Charles "The Natural" Murray has been boxing professionally since March 1989. Mr. Murray formerly held the North American Boxing Federation (a lesser sanctioning body) Junior Welterweight Championship and until 1997, was ranked in the top ten by each of the WBC, IBF and WBA. Mr. Murray previously held the IBF Junior Welterweight World Championship. Mr. Murray, who has a professional record of 41 wins and 5 losses, was unsuccessful in his two 1997 bouts, but won his most recent bout in October 1998.

       Each of these boxers has entered into a management agreement with the Company pursuant to which the Company will supervise and direct the boxer's training activities, negotiate business opportunities on behalf of the boxer and oversee all marketing and promotional activities regarding the boxer. The Company negotiates with promoters on behalf of its boxers to determine which bouts each boxer will engage in and the terms of the purses to be paid for such bouts. In exchange for providing such services, the Company retains a percentage of the purses from all professional boxing contests and exhibitions and all fees, honoraria or other compensation payable to the boxer for product endorsements, speaking engagements, personal appearances or other commercial performances. An amount equal to -- up to 10% each of the purses as well as all fees, honoraria or other compensation payable to the boxer is generally paid by the boxer to his trainer. The balance of the purse is retained by the boxer.

       Unless otherwise stated, the initial term of each of the management contracts is five years expiring in 2001 or late 2000. Although the Company's management contracts are not subject to cancellation by the boxers, there can be no assurance that such individuals will honor their contractual obligations.

       In April 1997, the Company entered into a promotional contract with Alex Trujillo. Mr Trujillo turned professional in 1996. Mr. Trujillo is a lightweight, with a record of 12-0. Mr. Trujillo's promotional contract expires in 2001.

       The Company has entered into an agreement with Jesse Ferguson and his manager, pursuant to which the Company has the right to receive a fixed percentage of the gross purse of any bout in which Mr. Ferguson engages. The underlying contract between Mr. Ferguson and his manager expires in October 2000, with the manager having the ability to renew the contract, at his sole discretion, for two successive 12 month periods. Most recently, Mr. Ferguson defeated Obed Sullivan in December 1998.

       In July 1998, the Company entered into a Management Agreement to act as Co-Manager for a young heavyweight, Grant Cudjoe, pursuant to which the Company is entitled to receive 16 2/3% of all purse income generated by Mr. Cudjoe through 2003.

       In March 1999, the Company entered into a Joint Venture Agreement with Munisteri Sports & Entertainment, Inc., a Texas based boxing management company, pursuant to which the Company has acquired the right to receive 50% of the purses and other revenues generated by seven heavyweight boxers under management by Munisteri Sports & Entertainment. The Company has certain funding obligations for these boxers, currently aggregating $7,000 per month over the next three years, and may be required to contribute an additional $50,000 over the next two years should certain revenue targets be achieved. These boxers include Ike Ibeabuchi, Obed Sullivan, Derrick Banks, Talmadge Griffis, David Bostice, Ed Wright and Robert Davis.

       For the year ended December 31, 1998, the Company recognized revenues of approximately $472,000 attributable to the Company's share of its boxers' purses. The Company has recognized limited revenues relating to product endorsements, speaking engagements, personal appearances or other commercial performances from its boxers. Historically, boxers have not been actively solicited for such opportunities, and therefore the generation of significant revenue in this regard is uncertain. The Company nevertheless intends to seek to maximize these opportunities for its boxers through marketing opportunities. There can be no guaranty of success in these efforts.

       Boxing Regulation

       The management of professional boxers and other athletes is subject to licensing and regulation by state athletic commissions and agencies. The Company's President, Marc Roberts, has obtained licenses to act as a manager from the governing agencies in New Jersey, New York and Nevada. Management licenses were obtained in the other host states immediately prior to the bouts held therein, and the Company, or its employees or representatives, as applicable, will seek the appropriate licenses from other states as warranted. The various state athletic commissions have their own rules and regulations which govern boxing contests and events taking place in their states and have promulgated their own standards for boxer-management contracts, including maximum permissible duration and management fees. In some instances, such provisions conflict with the legislation and rules and regulations of other states, as well as with the terms of the Company's management agreements. To date, the terms of the Company's management agreements have not restricted the Company's boxers from engaging in bouts in other states. The Company's management agreements provide, however, that in the event any provision of such agreements is held invalid or unenforceable by a host state, such provision shall be deleted or construed in accordance with the rules of the host state. Difficulties or failure in obtaining or maintain ing required licenses or approvals from state athletic commissions or agencies or otherwise complying with their rules or regulations could prevent the Company from enforcing its rights under its management contracts or placing its boxers in contests or exhibitions in certain states. To date, there have been no such difficulties with the Company's management agreements.

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

TEAM SPORTS AGENCY

       Agents conduct compensation negotiations on behalf of individual players and also provide advice and counsel in all other areas of the players' professional careers, including career management decisions (e.g., free agency options), the development and execution of marketing strategies and endorsement opportunities. In addition to establishing a relationship with the athletes, a knowledge of the league, team personnel, the league collective bargaining agreements and the mechanics of the league's salary cap structure, which limits the aggregate amount of salaries a team can pay its players, is material to fulfilling the Agent's function. Agents must be able to assist their clients in all stages of their careers. They must be familiar with the personnel needs of the teams in the league to appropriately market and arrange showcases for their rookie clients, and also must be familiar with each team's salary cap limitations to best position veteran free agents to sign with a particular team. In exchange for such services, an Agent generally receives 2% to 4% of his player's team salary each season (which includes the player's base salary, signing bonus and any performance bonus actually received by the player), during the length of the contract which the Agent negotiated for his client with the team. That revenue stream continues for so long as the player is paid pursuant to such contract, even if the client changes Agents during that span. Once that contract is completed, a player is free to use another Agent with no obligation to his former Agent. An Agent's success therefore depends as much on his ability to maintain a long term relationship with his players and his ability to attract new valuable veteran and rookie talent as on his ability to negotiate favorable contracts for his players. Revenues generated by the renegotiation of a contract originally negotiated by another Agent are based solely on the incremental salary increase, if any, resulting from such renegotiation. An Agent may also receive greater percentage, often 15% to 20% of a player's compensation from other sources of income.

       Worldwide Football Management Inc.

       In January 1996, the Company established its involvement in the representation of professional football players through WWTS and employed a registered NFL contract advisor in connection therewith. In March 1997 the Company hired a second registered contract advisor and established WWFM as a separate, wholly-owned subsidiary for the purpose of continuing to provide player agent services to professional football players, including, but not limited to, contract negotiation, professional and personal advisory services, and the identification and exploitation of endorsement and marketing opportunities. In July 1998, the Company hired a third NFL contract advisor. WWFM intends to seek to identify and establish relationships primarily with those athletes whose athletic abilities and personal attributes make them, in the opinion of WWFM's management, most likely to realize the maximum financial benefit from their athletic careers under WWFM's direction. During the 1998-1999 NFL Season, the Company represented 23 NFL players, including, among others, Antonio Freeman, Bobby Engram, Antonio London, O.J. McDuffie, Tyrone Drakeford and Rickey Dudley. The Company expects that its Agents will sign to player representation contracts approximately ten players projected to be selected in the 1999 National Football League draft.

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

       For the fiscal year ended December 31, 1998, the Company's football agency operations generated revenues of $238,130 from contract negotiation fees.

       Worldwide Basketball Management Inc.

       In August 1996, the Company formed WWBM for the purpose of providing player agent services to professional basketball players, including, but not limited to, contract negotiation, professional and personal advisory services, and the identification and exploitation of endorsement and marketing opportunities. In connection with the formation of WWBM, its President and Vice President each signed five year employment agreements with WWBM, effective September 1, 1996, pursuant to which they assigned their respective rights and interests in the revenues generated by players signed before 1996 and any players they sign to valid player's representation agreements during their employment by WWBM. In the Summer of 1998, the Company severed its relationship with these officers and, since such time, WWBM has not actively pursued representation agreements with professional basketball players for contract advisory services. The Company currently receives revenue from agreements with two National Basketball Association ("NBA") players.

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

       For the year ended December 31, 1998, WWBM generated revenues of $110,539.

       Worldwide Marketing Division

       The WWTS marketing division caters to the development of commercial and marketing opportunities for athletes and entertainers, including the Company's clients. The Marketing Division seeks to generate opportunities for non-sport exploitation of all of the Company's clients' names and personalities by focusing on the lucrative merchandising, endorsement, public appearance and licensing opportunities available to today's better known athletes. For these efforts, the Company receives a percentage of any revenues generated by these opportunities as a commission, customarily ranging from 10% and 20%. The Marketing Division also endeavors to arrange marketing opportunities and public appearances for the athletes of other agencies, in which event the Company customarily shares up to 50% of the commission generated. The Marketing Division currently represents, in addition to the Company's clients, on an exclusive basis, the marketing rights to the NASCAR racing teams, Bill Davis Motorsports and Brewco Motorsports, among others.

       For the year ended December 31, 1998, the Marketing Division generated revenues of $263,216.

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

       For the year ended December 31, 1998, the Memorabilia Division generated revenues of $266,108.

COMPETITION

       The Company faces intense competition from an increasingly crowded field of sports agents. As professional athletes' salaries continue to grow, and the opportunities for additional revenues from commercial exploitation and endorsements expand, more agents enter into this field, which has limited barriers to entry. In spite of the growing number of agents, each major professional sport is dominated by one or two major agencies, representing a substantial number of players, including those who generate the highest salaries. This concentration of the recognized revenue generating athletes in the hands of a few agents presents a potential barrier which could prevent the Team Sports Division from realizing its growth objectives.

       The Marketing Division also faces competition from more established and experienced agencies such as Nike Sports Management, Steiner Sport Marketing, The Marquee Group, Inc., and Advantage International, which currently provide endorsement opportunities to athletes. There are no barriers to entry in this industry and success is dependent upon successfully establishing and maintaining relationships with persons and entities capable of providing endorsement opportunities and identifying trends and issues to capitalize on fleeting popular currents. Since the Company's October 1996 public offering, additional companies, such as SFX Entertainment Inc. and Magicworks Entertainment Incorporated have become public companies and have contributed to a consolidation of sports management and marketing agencies.

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

EMPLOYEES

       At December 31, 1998, the Company and its subsidiaries in the aggregate had 18 employees. Three of such persons perform executive functions, three are Agents, four are marketing executives and eight perform clerical or administrative functions. The Company believes the number of persons currently employed is adequate to conduct the Company's current level of business operations. Because of the service nature of the sports management industry, the Company intends to seek to add new management personnel to expand into additional sports and to add to the number of players represented by the Company.

ITEM 2.  DESCRIPTION OF PROPERTIES

       The Company's principal executive offices are currently located in West Orange, New Jersey on a month-to-month rental basis. The Company currently occupies approximately 1,500 square feet of space, for which the Company pays a monthly base rental of approximately $1,775. Until February 1999, the Company leased a boxing training facility, comprising approximately 2,000 square feet, on a month-to-month basis, at a base monthly rental of $1,500.

The Company believes it will be able to locate suitable space for its training needs on an as-needed basis.

ITEM 3.  LEGAL PROCEEDINGS

       The Company did not engage in any material legal proceeding during the year ended December 31, 1998.

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


                                          Common Stock                       Warrants
                                          ------------                       ---------
                                          High     Low                      High    Low
1997
       First Quarter                      5-3/8      1-3/4                  1-1/4   3/8
       Second Quarter                     3-1/16     1                      1-3/16  3/8
       Third Quarter                      3-1/4      1-5/32                 5/8     3/16
       Fourth Quarter                     4          1-1/2                  25/32   9/32

1998

       First Quarter                      2 29/32    1 1/2                  .563    .250
       Second Quarter                     3 1/4       -                     .563    .0156
       Third Quarter                      2 3/8      1 3/8                  .438    .063
       Fourth Quarter                     2 1/16     1 3/8                  .250    .094



       As of December 31, 1998, the approximate number of holders of record of shares of the Company's Common Stock was 148.

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

       The Company's revenues are directly related to the earnings of its clients. The Company derives revenues based upon a percentage, currently ranging from 15% to 27 1/2%, of the boxers' purses from professional bouts. The Company also derives revenues based upon a percentage of salaries and other income received from contracts, endorsement arrangements and other income producing activities of athletes for whom the Company or its management acts as agent or representative. These percentages currently range from up to 3% or 4%, respectively, for professional football and basketball player contracts (although often lower percentages are agreed upon) to 10% or 20% for endorsement and marketing revenues.

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

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997

       Net revenues for the fiscal year ended December 31, 1998 were $1,577,834, as compared to $590,227 for the fiscal year ended December 31, 1997. Purse income increased to $471,929 for 1998, as compared to $168,224 for 1997, primarily as a result of the size of the purse for a March 1988 Shannon Briggs heavyweight championship fight. In addition, during the year ended December 31, 1998, the Company recognized merchandise revenues from the sale of memorabilia amounting to $266,108, which operation was started in March 1998. The year ended December 31, 1998 reflects an increase in contract agency fees to $359,919, as compared to $208,009 in 1997, as a result of the receipt in 1998 of additional revenues from players signed in 1997 by the Company's WWFM and WWBM subsidiaries. The contract agency fees in 1998 include $238,130 and $105,539 generated by the Company's football and basketball operations, respectively, as compared to revenues of $175,246 and $32,763 generated by its football and basketball operations, respectively, in the 1997.
In addition, during 1998, marketing fee income increased to $256,091, as compared to $93,404 for 1997, as a result of increased activities by the Marketing Division of WWTS. Television revenue of $87,500 in 1997 was from the receipts from a televised boxing card promoted and managed by the Company. No such revenue was received during 1998, as the Company ceased its boxing promotion activities.

      Total costs and expenses for the year ended December 31, 1998 increased to $5,762,046, as compared to $3,879,442 for 1997. Boxing, training and related expenses amounted to $625,344 for the year ended December 31, 1998 compared to $228,088 for 1997. The principal reason for the increase was preparation for the Briggs championship fight. Promotion and other operating expenses increased to $4,768,552 for 1998 as compared to $3,651,354 for 1997. Such increase was contributed to by the increase in total salaries due to the hiring of additional marketing personnel for the team sports divisions, as well as increased administrative salaries in 1998. Included in the expenses for the year ended December 31, 1998 is $359,195 of costs of products sold and related services relating to sports memorabilia sold by the Company during 1998. No sales of memorabilia were made during 1997. In addition, promotional and recruiting expenses, consisting largely of travel and entertainment expenses, increased from $803,330 in 1997 to $1,066,392 in 1998 in conjunction with the Company's increased level of activities in the player agency and marketing areas. In addition, professional and consulting fees in 1998 aggregated $860,733, as a result of the Company's increased legal and financial consulting fees incurred in 1998 due to incurring additional expenses in connection with pursuing several business transactions which ultimately were not consummated. In addition, in 1998, the Company continued its use of outside consultants in connection with its increased level of activity in the areas of player agency and marketing.

       As a result of the foregoing, net loss for the year ended December 31, 1998 increased to $4,107,624 as compared to $3,184,957 for December 31, 1997.

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

       Total expenses for the year ended December 31, 1997 increased to $3,879,442, as compared to $2,368,763 in fiscal year 1996. Boxing, training and related expenses decreased slightly to $228,088 for the 1997 fiscal year from $232,549 for the 1996 fiscal year. Although training expenses for the 1997 fiscal year decreased significantly as a result in the decrease in the number of bouts, the 1997 fiscal year also included approximately $83,000 of expenses relating to the promotion by the Company of a boxing event in 1997. Promotion and other operating expenses increased to $3,651,354 for the 1997 fiscal year as compared to $2,036,214 for the 1996 fiscal year. Such increase is primarily as a result of the increase in total salaries from approximately $685,000 in fiscal 1996 to approximately $1,266,000, due to the hiring of additional contract advisors and marketing personnel for the football and team sports divisions, which increased such salaries from approximately $109,000 in 1996 to $300,000 in 1997 thereby accounting for approximately $181,000 of such increase, additional salary expense in the Company's basketball operations as a result of a full year of operations in 1997, which increased such salaries from approximately $186,000 in 1996 to $284,000 in 1997 thereby accounting for approximately $98,000 of such increase, as well as increased administrative salaries in 1997 from approximately $200,000 in 1996 to $445,000 in 1997 thereby accounting for approximately $245,000 of such increase. In addition, promotional and recruiting expenses, consisting largely of travel and entertainment expenses, increased from approximately $316,000 in fiscal 1996 to approximately $803,000 in fiscal 1997 in conjunction with the Company's increased level of activities in the player agency and marketing areas. Of such increase, approximately 48% is attributable to the Company's basketball operations which increased from approximately $47,000 in 1996 to $157,000 in 1997; approximately 38% is attributable to its football and marketing operations which increased from approximately $67,000 in 1996 to $152,000 in 1997; and the balance is attributable to its boxing operations which increased from approximately $202,000 in 1996 to $225,000 in 1997. In addition, professional and consulting fees in 1997 aggregated approximately $796,000, as compared to approximately $162,000 in 1996, as a result of the Company's increased legal and financial consulting fees incurred as a public company and as a result of incurring additional expenses in 1997 in connection with pursuing several potential acquisitions and business transactions which ultimately were not consummated. In addition, in 1997, the Company increased its use of outside consultants in connection with its increased level of activity in the areas of player agency and marketing. General and administrative expenses represent the final significant component of other operating expenses, which similarly increased as a result of an increase in overall operations.

       As a result of the foregoing, net loss for the fiscal year ended December 31, 1997 increased to $3,184,957 as compared to $2,156,198 for the December 31, 1996 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal source of operating capital has been provided by public and private sales of the Company's equity securities, as supplemented by revenues from operations. At December 31, 1998, the Company had a working capital deficiency of $363,170. In February 1999, the Company supplemented its working capital by receiving net proceeds of approximately $5,625,000 from a public offering of 4,333,334 shares of its common stock.

       The Company's material commitments for capital expenditure are management salaries, anticipated training expenses and recruitment expenses. Management salaries are approximately $825,000 per annum, which could increase if the Company develops a need for additional executive management. Training expenses for the year are estimated at approximately $600,000, depending upon the number of bouts for which the Company's boxers must train. Recruitment and promotional expenses are estimated to approximate $1,000,000, subject to variations depending upon player availability and recruiting success. The foregoing represents the expected significant uses of working capital during the next twelve months. The Company believes that its current cash and cash equivalents, and cash flow from anticipated operations, will be sufficient to fund its operations over the next twelve months or longer. However, there can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements. Accordingly, the Company may be required to seek additional financing through bank borrowings, private or public debt or equity financing or otherwise. There can be no assurance that any such financing will be available to the Company on favorable terms, if at all.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The directors and executive officers of the Company are as follows:


Name                      Age             Position
----                      ---             --------
Marc Roberts              39              President, Chief Executive Officer, President of Worldwide
                                          Team Sports, Inc. and Director
Roy Roberts               60              Chief  Financial Officer, Director
Allan Cohen, M.D.         57              Director
Herbert F. Kozlov         45              Director, Secretary
Harvey Silverman          58              Director
Joel Segal                35              President, Worldwide Football Management, Inc.


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

       Herbert F. Kozlov has served as general counsel to the Company since its inception, and as a director of the Company since July 1996. Mr. Kozlov has been a practicing attorney for more than the past 20 years and is currently a partner in the firm of Parker Duryee Rosoff & Haft A Professional Corporation. Mr. Kozlov is also a member of the Board of Directors of HMG Worldwide Corporation, Alpha Hospitality Corporation and certain privately held companies.

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

ITEM 10.  EXECUTIVE COMPENSATION

       The following table sets forth the aggregate compensation paid by the Company to the Chief Executive Officer and President, and certain other executive officers of the Company for services rendered to the Company by such persons during the years ended December 31, 1998 and 1997.

                                        Summary Compensation Table(1)


                                                                Salary              Bonus             Options/SARs
Name and Principal Position                    Year               ($)                ($)                   (#)
---------------------------                    ----             -----               -----             ------------

Marc Roberts                                   1998            $215,000                --                65,000
Chief Executive Officer, President             1997            $215,000                --               140,000

Roy Roberts                                    1998            $120,000                --               125,000
Chief Financial Officer                        1997            $120,000                --                40,000

Joel Segal                                     1998            $140,000                --               200,000
President, Worldwide Football                  1997            $ 94,230            $ 75,000                --
  Management, Inc.

Ryan Schinman                                  1998            $100,000                --               100,000
Executive Vice President, Marketing


--------------------
(1) Other compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus of the Officer for the year.

       The following table sets forth information with respect to certain stock options granted to the named executive officers during the year ended December 31, 1998.

                                Option Grants in Year Ended December 31, 1998

                                      Number of           Percent of Total
                                         Shares            Options Granted
                                      Underlying            to Employees      Exercise Price
              Name                      Option            in Fiscal Year(1)      Per Share        Expiration Date
              ----                    ----------          -----------------  - -------------      ----------------
Marc Roberts                             25,000                   2.8%             $1.50               1/27/08
                                         40,000                   4.5%             $2.00                9/9/93

Roy Roberts                              60,000                   6.7%             $1.50               1/27/08
                                         65,000                   7.3%             $2.00                9/9/03

Joel Segal                              200,000                  22.5%             $2.00                 9/9/03

Ryan Schinman                            25,000                   2.8%             $1.50                1/27/08
                                         75,000                   8.4%             $2.00                 9/9/03

--------------------

1 Does not include options granted to non-employee directors or independent consultants.

COMPENSATION OF DIRECTORS

         The Company has no standard arrangements, pursuant to which the directors of the Company are compensated.

         In January 1998 and in September 1998, the Company granted to each of its non-employee directors options to purchase shares of common stock. Options granted in January 1998 are exercisable at $1.50 per share for a ten year period, and options granted in September 1998 are exercisable at $2.00 per share over a five year term. Messrs. Drykerman, Kozlov, Silverman and Cohen each received an option to purchase 35,000 shares and 40,000 shares of Common Stock of the Company, in January and September, respectively.

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

         In connection with the formation of WWBM, Messrs. Erik Rudolph and Michael Goodson signed five year employment agreements with WWBM, effective September 1, 1996, pursuant to which Messrs. Rudolph and Goodson assigned their respective rights and interests in the revenues generated by (i) Samaki Walker, Jason Osborne and Shawnelle Scott, and (ii) any players Messrs. Rudolph and Goodson sign to valid player's representation agreements during their employment by WWBM. Messrs. Rudolph and Goodson each received a salary of $130,000 per annum, and each also received a signing bonus of $50,000 in October 1996. Messrs. Goodson and Rudolph were also entitled to divide, as annual bonus compensation, a percentage of the annual net revenues of WWBM. Such Agreements were terminated in August 1998. As provided in such agreements, in the event of the non-renewal of the employment agreements, or their termination for any reason, Messrs. Goodson and Rudolph would (i) be reassigned the rights to the revenues from Mr. Walker's contract, and any revenues to be derived from Mr. Osborne, who currently does not have a professional basketball contract, and
(ii) pay WWBM (a) 50% of the revenues from all other players signed during the terms of their employment (including Mr. Scott) until the Company recoups all of the amounts funded by the Company, and (b) 30% of such revenues thereafter. Mr. Goodson has agreed to forego any compensation that may have been due to him from his agreement with WWBM, and the Company and Mr. Rudolph are currently in negotiations regarding an appropriate settlement.

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

ITEM 11.  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, and all officers and directors of the Company as a group as of March 31, 1999.


                                                           NUMBER           PERCENTAGE OF COMMON STOCK
NAME AND ADDRESS(1)                                        OF SHARES        BENEFICIALLY OWNED
-------------------                                        ---------        ---------------------------
Marc Roberts                                                1,789,966(2)             15.1%
Roy Roberts                                                   248,334(3)              2.1%
Allan Cohen, M.D.                                             161,667(4)              1.4%
Herbert F. Kozlov                                             466,500(5)              4.0%
Harvey Silverman                                              208,334(6)              2.0%
All officers and directors as a group
(6 persons)                                                 3,074,801(7)             24.5%


-------------------
(1) The address of all of the beneficial owners is that of the Company's principal executive office.

(2) Includes 205,000 shares which may be acquired upon the exercise of currently exercisable options and warrants.

(3) Includes 165,000 shares which may be acquired upon the exercise of currently exercisable options and warrants.

(4) Includes 145,000 shares which may be acquired upon the exercise of currently exercisable options and warrants.

(5) Does not include shares and warrants to acquire additional shares held by members of a law firm of which Mr. Kozlov is a member. Mr. Kozlov disclaims beneficial ownership of such shares. Includes 8,000 shares held under the NYUGMA for the benefit of his minor children and 173,000 shares which may be acquired upon the exercise of currently exercisable options.

(6) Includes 120,000 shares which may be acquired upon the exercise of currently exercisable options.

(7) Includes 808,000 shares which may be acquired upon the exercise of currently exercisable options and warrants.



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

       Pursuant to a Shareholders Agreement among Messrs. Goodson and Rudolph and the Company, upon the occurrence of certain events, including the termination of the employment of Messrs. Rudolph and Goodson, the shares of WWBM held by Messrs. Rudolph and Goodson (representing 20% of the outstanding shares of WWBM) will be exchanged for up to an aggregate of 300,000 shares of Common Stock of the Company, depending upon the time of such exchange and the financial condition of WWBM as of the time of such exchange. The Shareholders Agreement was terminated effective August 1998 and Mr. Goodson has agreed to forego any compensation to which he was entitled to receive threunder and he has surrendered his shares of WWBM Common Stock to the Company. The Company and Mr. Rudolph are currently negotiating an appropriate settlement.

       Pursuant to a Shareholders Agreement among Joel Segal, WWFM and the Company, if upon or after December 31, 1998, Segal is a licensed NFL Player's Agent in good standing with the NFL Player's Association and employed by the Company and if Segal meets certain productivity incentives, then either Segal of the Company could have elected to effectuate a merger of WWFM and the Company which would have resulted in an exchange of the shares of WWFM held by Mr. Segal, representing 20% of the outstanding shares of WWFM, for 200,000 shares of Common Stock of the Company. In 1998, in accordance with the Shareholders Agreement, the Company and Mr. Segal consummated a share exchange in which Mr. Segal received 200,000 shares of the Company's Common Stock for his 20% stake in WWFM in lieu of effectuating the merger, thereby making WWFM a wholly-owned subsidiary of the Company.

       The Company believes the terms and conditions of the foregoing transactions are no less favorable to the Company than those available from unaffiliated parties. Future transactions between the Company and any affiliate will be on terms and conditions approved by a majority of the independent, disinterested members of the Board of Directors on terms that are no less favorable to the Company than those available from unaffiliated parties. The independent directors who approve such transactions will have access, at the Company's expense, to the Company's or independent legal counsel. The Company has always had, and will continue to maintain at least two independent directors.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report                                                         F-1

Consolidated Balance Sheet as of December 31, 1998 and 1997                          F-2

Consolidated Statement of Operations
   Years Ended December 31, 1998 and 1997                                            F-3

Consolidated Statement of Cash Flows
   Years Ended December 31, 1998 and 1997                                            F-4

Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
   Years Ended December 31, 1998 and 1997                                            F-5

Notes to Consolidated Financial Statements                                         F-6-15


                     [LETTERHEAD OF FRIEDMAN ALPREN & GREEN]

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   WORLDWIDE ENTERTAINMENT & SPORTS CORP.

       We have audited the accompanying consolidated balance sheet of WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and changes in stockholders' deficiency for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                     Friedman Alpren & Green LLP

New York, New York
February 26, 1999

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS


                                                                                 1998                  1997
                                                                             ----------             ------------

Current assets
   Cash and cash equivalents                                                 $   115,160            $   745,137
   Certificates of deposit                                                          --                1,060,049
   Accounts and loans receivable, less allowance for doubtful
     accounts of $276,208 and $15,000                                            294,078                295,765
   Prepaid expenses and other current assets                                      25,318                 28,840
   Due from boxers, less allowance of $493,295 and $141,121                      130,335                377,184
   Inventories                                                                   110,207                   --
                                                                             -----------            -----------
           Total current assets                                                  675,098              2,506,975

Property and equipment - at cost, less accumulated depreciation
   and amortization                                                               58,155                 21,029
Deferred stock offering costs                                                    281,606                   --
Due from related party, less allowance of $108,094 and $46,559                      --                   46,559
                                                                             -----------            -----------
                                                                             $ 1,014,859            $ 2,574,563
                                                                             ===========            ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Note payable                                                              $   100,000            $      --
   Accounts payable and accrued expenses                                         759,001                217,964
   Loans payable                                                                 102,662                   --
   Escrow payable                                                                 76,605                155,344
                                                                             -----------            -----------
           Total current liabilities                                           1,038,268                373,308
                                                                             -----------            -----------
Stockholders' equity (deficiency)
   Preferred stock, $.01 par value; 5,000 shares authorized,
     none issued                                                                    --                     --
   Common stock, $.01 par value; 20,000,000 shares authorized,
     7,337,197 and 6,262,197 shares issued                                        73,372                 62,622
   Additional paid-in capital                                                 10,268,457              8,396,247
   Accumulated deficit                                                       (10,352,888)            (6,245,264)
   Demand note receivable for common stock                                   (    12,350)            (   12,350)
                                                                             -----------            -----------
                                                                             (    23,409)             2,201,255
                                                                             -----------            -----------
                                                                             $ 1,014,859            $ 2,574,563
                                                                             ===========            ===========


The accompanying notes are an integral part of these consolidated financial statements.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                            1998                    1997
                                                     ----------------           -----------

Revenues
   Purses                                              $    471,929             $    168,224
   Contract and agency fees                                 359,919                  208,009
   Endorsements and marketing fees                          256,091                   93,404
   Television income                                           --                     87,500
   Commissions                                               43,167                     --
   Ticket revenues                                          180,620                   33,090
   Merchandise revenues                                     266,108                     --
                                                       ------------             ------------
                                                          1,577,834                  590,227
                                                       ------------             ------------
Costs and expenses
   Cost of revenues                                         359,195                     --
   Training and related expenses                            625,344                  228,088
   Promotion and other operating expenses                 4,768,552                3,651,354
   Other                                                      8,955                     --
                                                       ------------             ------------
                                                          5,762,046                3,879,442
                                                       ------------             ------------
           Loss from operations                          (4,184,212)              (3,289,215)
                                                       ------------             ------------
Other income
   Interest and dividend income                              66,579                  103,240
   Other                                                     13,446                    6,807
                                                       ------------             ------------
                                                             80,025                  110,047
                                                       ------------             ------------
           Loss before income taxes                      (4,104,187)              (3,179,168)

Income taxes                                                  3,437                    5,789
                                                       ------------             ------------
           Net loss                                      (4,107,624)              (3,184,957)

Accumulated deficit, beginning of year                   (6,245,264)              (3,060,307)
                                                       ------------             ------------
           Accumulated deficit, end of year            $(10,352,888)            $ (6,245,264)
                                                       ============             ============
Weighted average common shares outstanding                6,901,923                5,369,127
                                                       ============             ============
Basic loss per share                                   $       (.60)            $       (.59)
                                                       ============             ============


The accompanying notes are an integral part of these consolidated financial statements.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                            1998                    1997
                                                                         -----------            -----------
Cash flows from operating activities
   Net loss                                                              $(4,107,624)            $(3,184,957)
   Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                                          14,679                   7,226
       Provision for doubtful accounts                                       766,765                 126,788
       Common stock issued for consulting and other services                 310,400                 284,470
       Stock-based compensation                                              145,801                  26,338
       Realized gain on marketable securities                                   --                    (9,217)
       Gain on sale of transportation equipment                                 --                    (6,289)
       Changes in assets and liabilities
         Accounts receivable                                                (332,777)               (406,437)
         Due from or to boxers                                              (123,917)               (288,446)
         Prepaid expenses and other assets                                     3,522                 242,396
         Inventories                                                        (110,207)                   --
         Accounts payable and accrued expenses                               541,037                (270,146)
         Escrow payable                                                      (78,739)                  6,188
         Due to related party                                                   --                  (168,826)
         Advance on letter of credit                                            --                   (70,000)
                                                                         -----------             -----------
           Net cash used in operating activities                          (2,971,060)             (3,710,912)
                                                                         -----------             -----------
Cash flows from investing activities
   Proceeds (purchases) of certificates of deposit                         1,060,049                (760,049)
   Proceeds (purchases) of marketable securities                                                   3,098,760
   Acquisition of property and equipment                                     (51,805)                   --
   proceeds from sale of transportation equipment                               --                    34,229
   due from related party                                                    (14,976)                (15,848)
                                                                         -----------             -----------
           Net cash provided by investing activities                         993,268               2,357,092
                                                                         -----------             -----------
Cash flows from financing activities
   Issuance of common stock                                                1,426,759               1,332,967
   Deferred stock offering costs                                            (281,606)                   --
   Proceeds from note and loans payable                                      202,662                    --
   Repayment of notes payable and debt                                          --                   (25,515)
                                                                         -----------             -----------
           Net cash provided by financing activities                       1,347,815               1,307,452
                                                                         -----------             -----------
Net decrease in cash and cash equivalents                                   (629,977)                (46,368)
Cash and cash equivalents, beginning of year                                 745,137                 791,505
                                                                         -----------             -----------
Cash and cash equivalents, end of year                                   $   115,160             $   745,137
                                                                         ===========             ===========
Supplemental cash flow disclosures
   Income taxes paid                                                     $     2,837             $     6,489

Noncash financing activities
   Issuance of common stock for consulting and other services                310,400                 284,470
   Stock-based compensation charged to expense                               145,802                  26,338


The accompanying notes are an integral part of these consolidated financial statements.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                                           Demand Note   Unrealized
                                             Common Stock             Additional                           Receivable    Gain on
                                        ---------------------           Paid-in          Accumulated        for Common   Marketable
                                        Shares         Amount           Capital            Deficit             Stock     Securities
                                        ------         ------         ----------         -----------        -----------  ----------
Balance, January 1, 1997               5,153,255      $ 51,533       $  6,763,561       $ (3,060,307)       $ (12,350)      $ 9,217
Issuance of common stock
   Claim settlement                       11,000           110              6,620               --               --            --
   Consulting services                   325,000         3,250            262,250               --               --            --
   Services to boxers                      8,500            85             12,155               --               --            --
   Private placements                    764,442         7,644          1,612,350               --               --            --
Change in unrealized gain
  on marketable securities                  --            --                 --                 --               --          (9,217)
Stock-based compensation - options          --            --               26,338               --               --            --
Cost of private placements                  --            --             (287,027)              --               --            --
Net loss                                    --            --                 --          (3,184,957)             --            --
                                      ----------     ---------       ------------        ------------     ------------     --------
Balance, December 31, 1997             6,262,197        62,622          8,396,247        (6,245,264)         (12,350)          --
Issuance of common stock
   Consulting services                   100,000         1,000            159,000               --               --            --
   Legal services                         65,000           650             77,350               --               --            --
   Finder's fee                           50,000           500             71,900               --               --            --
   Football agent                        200,000         2,000             (2,000)              --               --            --
   Private placements                    660,000         6,600          1,528,609               --               --            --
Stock-based compensation - options          --            --              145,801               --               --            --
Cost of private placements                  --            --             (108,450)              --               --            --
Net loss                                    --            --                 --           (4,107,624)            --            --
                                      ----------      --------       ------------        ------------     ------------       ------
Balance, December 31, 1998             7,337,197      $ 73,372       $ 10,268,457       $(10,352,888)     $   (12,350)       $ -0-
                                      ==========      ========       ============        ============     ============       ======


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

          Worldwide Team Sports, Inc. ("WWTS"), a wholly owned subsidiary, which was incorporated in Delaware on January 23, 1996 to provide management, agency and marketing services to professional athletes, principally football players.

          Worldwide Basketball Management, Inc. ("WWBM"), which was incorporated in Delaware on August 1, 1996 to provide management, agency and marketing services to basketball players. WWBM is owned 90% by WWES and 10% by a principal formerly associated with Impact Sports Management, LLC ("Impact").

          Worldwide Football Management, Inc. ("WWFM"), a wholly owned subsidiary, which was incorporated in Delaware on March 10, 1997 to provide management, agency and marketing services to football players.

          Worldwide Sports Promotion, Inc. ("WWSP"), a wholly owned subsidiary, which was incorporated in Delaware on March 4, 1997 to provide marketing and promotional services to professional athletes, principally boxers.

          Worldwide Bobcats Football, Inc. ("WWBF"), a wholly owned subsidiary, which was incorporated in Delaware on October 17, 1997 to purchase the Florida Bobcats arena football team. Management has since decided not to purchase the team.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

          The consolidated financial statements include the accounts of WWES, its wholly owned subsidiaries and its 90% owned subsidiary (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.


                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Minority Interest

          As discussed in Note 1, WWES has a 90% ownership interest in WWBM; the remaining 10% interest is owned by a former officer of WWBM. Net losses of WWBM for the years ended December 31, 1998 and 1997 were approximately $642,000 and $308,000, respectively. The accumulated deficit of the minority interest exceeded the minority interest in the equity capital of WWBM as of December 31, 1998 and 1997 by approximately $64,000 and $172,000, respectively. Such excesses were charged against WWES, the majority interest, and was reflected in the statement of operations for the years ended December 31, 1998 and 1997.

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

     Inventories

          Inventories consist of memorabilia such as authographed plaques, jerseys, footballs, football helmets and photographs of professional athletes, and are valued at the lower of cost (first-in, first-out) or market.

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


                                  (Continued)

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

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", determining deferred tax assets and liabilities using the liability method. Deferred taxes are recorded on net operating loss carryforwards and differences between financial reporting and income tax bases of assets and liabilities, using enacted income tax rates. Valuation allowances are established until realization is assured.

     Stock-Based Compensation

          In 1996, WWES adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, and stock appreciation rights. SFAS No. 123 permits entities to recognize the fair value of all stock-based awards on the date of grant as an expense over the vesting period (see Note 9).

     Cash and Cash Equivalents

          For purposes of the statement of cash flows, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

     Reclassifications

          Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 - PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:


                                                       1998               1997
                                                   -----------        --------

            Gym equipment and furniture            $108,255             $56,575
            Leasehold improvements                    7,116               7,116
                                                   --------             -------
                                                    115,371              63,691
            Less - Accumulated depreciation
               and amortization                      57,216              42,662
                                                   --------             -------
                                                   $ 58,155             $21,029
                                                   ========             =======


4 - NOTE PAYABLE

          At December 31, 1998, WWES was obligated on a note payable for $100,000 to an unrelated party, which required interest at 12% a year. The note and accrued interest was repaid in february 1999.

5 - LOAN PAYABLE

          A noninterest-bearing $100,000 loan payable by WWES to a stockholder was repaid in February 1999.

6 - ESCROW PAYABLE

          The Company is holding funds in escrow on behalf of a boxer until release is requested.

                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 - INCOME TAXES AND DEFERRED INCOME TAXES

          Income taxes and components of deferred tax assets are as follows:

                                                              1998                    1997
                                                          -----------             -----------
            Income taxes
              State income taxes                          $     3,437             $     5,789
                                                          ===========             ===========

            Deferred tax assets
              Net operating loss carryforwards            $ 2,876,141             $ 2,103,258
              Stock-based compensation                         58,527                   8,955
                                                          -----------             -----------

                                                            2,934,668               2,112,213

              Less - Valuation allowance                   (2,934,668)             (2,112,213)
                                                          -----------             -----------

                       Net deferred tax asset             $     -0-               $     -0-
                                                          ===========             ===========

          The Company has available net operating loss carryforwards of approximately $8,500,000, which may be utilized to reduce any Federal taxable income through 2018.

8 - Common Stock

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

          Additional shares have been sold or issued by WWES as follows:

              On July 15, 1997, sold 100,000 shares of restricted common stock in a private placement at $1.25 a share, for a total of $125,000.

              On August 19, 1997, issued 250,000 shares of restricted common stock, with a fair value of $157,500, for consulting services rendered by a consulting firm.


                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 - Common Stock (Continued)

              On September 16, 1997, issued a total of 83,500 shares of restricted common stock, with a fair value of $120,240, to seven individuals for consulting and other services.

              In November and December 1997, sold 664,442 shares of restricted common stock in a private offering at $2.25 a share, for a total of $1,494,994.

              On March 27, 1998, sold 660,000 shares of restricted common stock in a private placement at $2.25 a share, for a total of $1,485,000 less private placement expenses of $50,000.

              On May 12, 1998, issued 100,000 shares of restricted common stock, with a fair value of $160,000, for consulting services rendered by a consulting firm.

              On June 2, 1998, issued 50,000 shares of restricted common stock, with a fair value of $72,400, to an individual as a finder's fee in connection with a private placement.

              On june 10, 1998, issued 65,000 shares of restricted common stock, with a fair value of $78,000, for legal services performed.

              On December 20, 1998, issued 200,000 shares of restricted common stock to the minority stockholder of WWFM, in exchange for his 20% interest in WWFM, under the terms of a stockholder agreement dated April 17, 1997.

9 - STOCK OPTION PLANS

          On July 1, 1996, WWES adopted the 1996 Stock Option Plan (the "Plan"), which provides that certain options granted thereunder are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code. Nonqualified options may also be granted under the Plan. The Plan authorizes the issuance of qualifying options to purchase 500,000 shares. The option price per share will be determined at the time of grant, but will not be less than the fair market value of the common stock on such date or, in the case of a 10% stockholder, not less than 110% of the fair market value of the stock on the grant date.

                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 - STOCK OPTION PLANS (Continued)

          WWES's stock option plans provide for the granting of stock options to officers, key employees, directors and outsiders. The status of WWES's stock option plans at December 31, 1998 is summarized as follows:

                                                               Number of        Weighted Average
                                                                 Shares          Exercise Price
                                                               ---------        ----------------
              Outstanding at January 1, 1997                       -                 $  -

              Granted                                            863,000               2.86
              Excercised                                           -                     -
              Cancelled                                            -                     -
                                                               ---------
              Outstanding at December 31, 1997                   863,000               2.86
              Granted                                          1,410,500               1.77
              Excercised                                           -                    -
              Cancelled                                            -                    -
                                                               ---------
              Outstanding (held by 40 optionees)
                at December 31, 1998                           2,273,500             $ 2.02
                                                               =========             ======
              Options exercisable at
                December 31, 1998                              1,637,500             $ 2.00
                December 31, 1997                                863,000               2.86


          WWES accounts for stock options under the fair value method, pursuant to SFAS No. 123 (see Note 2). The fair value of these options was calculated at the date of grant using a black-scholes option pricing model assuming a risk-free interest rate of 4.59% for five-year options and 4.75% for ten-year options and a volatility factor of expected market price of WWES's common stock of 94.25%. Under the provisions of SFAS No. 123, WWES's compensation expense arising from the grant of stock options for the years ended December 31, 1998 and 1997 were $145,802 and $26,338, respectively. The related deferred tax asset of $49,573 and $8,955 for the years ended December 31, 1998 and 1997, respectively, was recorded based on a 34% tax rate for the resulting temporary difference.

                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 - STOCK OPTION PLANS (Continued)

          Summary information about WWES's stock options outstanding at December 31, 1998 is as follows:

                                                   Weighted
                                                    Average        Weighted                             Weighted
         Range of            Outstanding at       Contractual       Average      Exercisable at          Average
         Exercise              December 31,         Periods        Exercise       December 31,         Exercisable
           Price                    1998            in Years         Price            1998                Price
    ------------------       ------------------  --------------   ------------    -----------------    ----------
    $  2.875                     435,500               8.7          $2.875           435,500            $  2.875
       2.875                     115,000               3.7           2.875           115,000               2.875
       2.000 - $2.875            197,500               2.9           2.653           197,500               2.653
       2.875                     115,000               8.7           2.875           115,000               2.875
       1.500                     320,000               9.1           1.500           320,000               1.500
       1.438 -  2.875          1,090,500               4.9           2.027           454,500               1.960
                              ----------                                           ---------

      $1.438 - $2.875          2,273,500               6.3          $2.020         1,637,500            $  2.000
      ===============         ==========               ===          ======         =========            ========





10 - LIFE INSURANCE POLICIES

          WWES is the owner and beneficiary of insurance policies for $400,000 on the life of a boxer, and an insurance policy for $200,000 on the life of its chief executive officer.

11 - RELATED PARTY TRANSACTIONS

          WWES advanced $14,976 and $31,696 on behalf of Impact during the years ended December 31, 1998 and 1997, respectively. the receivable is noninterest-bearing and unsecured, and has been offset in full by a valuation allowance.

                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 - COMMITMENTS AND OTHER MATTERS

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

     Settlement Agreements

          In August 1997, WWES settled disputes with consultants, issuing 11,000 shares of unregistered common stock for services rendered having a fair value of $6,730.

     Employment Agreements

          WWES has entered into a five-year employment agreement with its chief executive officer beginning January 1, 1996, which provides for a base annual salary of $190,000 and annual minimum guaranteed increases of $25,000. The agreement also provides for an annual bonus based on WWES income, as defined, and includes a termination provision. The executive is entitled to participate in WWES's incentive stock option plan and will be granted a minimum of 30% of the stock options to be issued by the plan at an exercise price of 110% of the fair value of the stock. WWES owns a $200,000 key person life insurance policy on this executive's life, with WWES as beneficiary.

          In connection with its formation, WWFM signed a five-year employment agreement with a key executive, effective April 16, 1997, which provides for annual compensation of $140,000, a signing bonus of $75,000, and an automobile allowance of $1,000 a month.

          In connection with the formation of the memorabilia division of WWTS, WWTS signed a five-year employment agreement with a key employee, effective April 30, 1998, which provides for annual compensation of $40,000. On October 22, 1998, this agreement was amended to increase the employee's annual salary from $40,000 to $45,000, effective October 1, 1998. In addition, WWTS will pay the employee 5% of actual amounts received from sales of memorabilia.


                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 - COMMITMENTS AND OTHER MATTERS (Continued)

     Termination Agreements

          On August 1, 1998, WWBM terminated its employment agreement with its former executive vice president, paying him $15,000 and forgiving loans receivable from him of approximately $69,000. These amounts were charged to expense for the year ended December 31, 1998.

          On August 31, 1998, WWBM terminated its employment agreement with its former president, and is negotiating the compensation, if any, he is entitled to under the terms of his employment agreement.

     Lease Agreement

          On February 10, 1997, WWES entered into a limousine lease. future annual minimum lease payments required under the noncancelable operating lease are as follows:

                Year Ending
               December 31,
               ------------
                     1999                                    $25,000
                     2000                                     25,000
                     2001                                      2,000
                                                             -------
                                                             $52,000
                                                             =======


13 - SUBSEQUENT EVENT

          On February 3 and February 4, 1999, WWES closed on the sales of 4,333,334 newly issued shares of common stock at $1.50 a share in a public offering. Underwriting costs, including commissions, were approximately $875,000, and net proceeds to WWES were approximately $5,625,000.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K


EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
--------                          ------------------------
  3.1(a)*        Certificate of Incorporation of the Registrant
  3.1(b)*        Certificate of Amendment filed August 21, 1995
  3.1(c)*        Certificate of Amendment filed July 18, 1996
  3.1(d)*        Certificate of Ownership and Merger among the Registrant, Merciless Management,
                 Inc., The Natural Management, Inc., Marc Roberts Inc., S.B. Champion Management,
                 Inc. and Marc Roberts Boxing, Inc. filed July 19, 1996
  3.2*           Amended By-Laws of the Registrant
  4.1*           Form Certificate representing the Common Stock, par value $.01 per share
  4.2*           Form of Redeemable Warrant
  4.3*           Form of Warrant issued in private placement
 10.1*           1996 Stock Option Plan
 10.2*           Employment Agreement between the Company and Marc Roberts
 10.3*           Employment Agreement between the Company and Ryan Schinman
 10.4*           Management Agreement between the Company and Shannon Briggs
 10.5*           Management Agreement between the Company and Tracy Patterson
 10.6*           Management Agreement between the Company and Charles Murray
 10.7*           Management Agreement between the Company and Ray Mercer
 10.8*           Form of Subscription Agreement between the Company and Private Placement
                 Investors
 10.9*           Asset Purchase Agreement between the Company and Shannon Briggs
                 I, L.P.
 10.10*          Employment Agreement between the Company and Erik Rudolph
 10.11*          Employment Agreement between the Company and Michael Goodson
 10.12*          Shareholders Agreement among the Company, Erik Rudolph and Michael Goodson
 10.13           (omitted)
 10.14**         Employment Agreement between the Company and Joel Segal
 10.15**         Shareholders Agreement among the Company, Joel Segal and WWFM
 21.1**          Subsidiaries of the Company
 27.1            Financial Data Schedule


--------------------
* Incorporated by reference to the Registration Statement on Form SB-2, File No. 333-08855, declared effective October 22, 1996

** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997

Current Reports on 8-K Filed by the Company for the year ended December 31, 1998:


Date             Event
----             -----
1/13/98         Change in Independent Public Accountants
1/15/98         Private Placement of Common Stock

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.

           By:                 /s/ Marc Roberts
              ----------------------------------------------------
                Marc Roberts, President (Chief Executive Officer)

           Date: March 31, 1999

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 /s/ Roy Roberts
               ---------------------------------------------------
                      Roy Roberts, Chief Financial Officer
                  (Principal Financial and Accounting Officer)

           Date: March 31, 1999