Form 10QSB
period 1999-03-31
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 1999-05-20
CIK 1002325

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

 X     Quarterly  report under Section 13 or 15(d) of the Securities
---    Exchange Act of 1934

For the quarterly period ended March 31, 1999.

  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to _______________

Commission file number 000-21585


                     Worldwide Entertainment & Sports Corp.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                       22-3393152
---------------------------------           ------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
Incorporation or Organization)



               29 Northfield Avenue, West Orange, New Jersey 07052
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (973) 325-3244
                                 --------------
               (Issuer's Telephone Number, Including Area Code)

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

Yes     X        No
     -------       -------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes              No
     --------      --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 par value  -  11,720,531 shares as of May 14, 1999
--------------------------------------------------------------------

         Transitional Small Business Disclosure Format (check one):

Yes              No
    --------       --------

PART I.


Item 1. Financial Statements


                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                               $3,251,484
  Certificates of deposit                                                                    500,000
  Accounts receivable, less allowances for doubtful accounts of $276,208                     380,767
  Prepaid expenses and other current assets                                                   37,928
  Due from boxers and other related parties, net of allowances of $493,295                   230,263
  Investment in joint venture                                                                 75,000
  Inventory of memorabilia                                                                   146,588
                                                                                          ----------
                          Total Current Assets                                             4,622,030

PROPERTY AND EQUIPMENT-AT COST, net of accumulated
       depreciation                                                                           53,265
OTHER ASSETS

 Security deposit and other assets                                                             1,500
                                                                                          ----------
                         Total assets                                                     $4,676,795
                                                                                          ==========

See notes to Unaudited Condensed  Consolidated Financial Statements.

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (Unaudited)

                                   LIABILITIES

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                  $   370,943
  Loans payable                                                                                2,662
  Escrow funds and amounts due boxers & players                                               52,612
                                                                                         -----------
                       Total Current Liabilities                                             426,217

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; authorized 20,000,000 shares;
         issued, 11,720,531 shares                                                           117,205
   Additional paid-in capital                                                             15,637,163
   Accumulated deficit
                                                                                         (11,491,440)
   Demand note receivable on private issuance of Common Stock                                (12,350)
                                                                                         -----------
                                                                                           4,250,578
                                                                                         -----------



                         Total Liabilities and Stockholders' Equity                      $ 4,676,795
                                                                                         -----------

See notes to Unaudited  Condensed Consolidated Financial Statements.

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      1999            1998
                                                      ----            ----
Purse income                                       $    17,906    $   586,738
Commission income                                            -         43,167
Contract agency fees                                                   37,500
Endorsements and marketing fees                         25,765         35,525
Ticket revenues                                             60              -
Merchandise revenues                                    64,178         14,142
                                                   -----------    -----------
                                                       107,909        717,072
                                                   -----------    -----------
Costs of revenues                                       22,696              -
Boxing, training and related expenses                  151,743        290,726
Promotion and other operating expenses               1,096,348        761,776
                                                   -----------    -----------
                                                     1,207,787      1,052,502
                                                   -----------    -----------
Loss from operations                                (1,162,878)      (335,430)
                                                   -----------    -----------
Other income and (expenses):
Interest and dividend income                            24,326         10,148
Other                                                        -            795
                                                   -----------    -----------
                                                        24,326         10,943
                                                   -----------    -----------
Loss before income taxes                            (1,138,552)      (324,487)
Income taxes (credit)                                        -          1,854
                                                   -----------    -----------
NET LOSS                                           $(1,138,552)   $  (326,341)
                                                   ===========    ===========

BASIC LOSS PER SHARE                               $     (0.12)   $     (0.05)
                                                   ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                          9,217,333      6,439,435
                                                   ===========    ===========



See noted to Unaudited Condensed Consolidated Financial Statements

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     Three Months Ended March 31,
                                                                     ---------------------------
                                                                          1999           1998
                                                                      -----------    -----------
Cash Flows from Operating Activities                                  $(1,776,214)   $   474,954

Cash Flows from Investing Activities                                     (500,000)      (619,907)

Cash Flows from Financing Activities                                    5,412,538      1,569,223
                                                                      -----------    -----------

Net Increase in Cash                                                    3,136,324      2,664,084

Cash and Cash Equivalents at Beginning of Period                          115,160        745,138
                                                                      -----------    -----------

Cash and Cash Equivalents at End of Period                            $ 3,251,484    $ 3,409,222
                                                                      ===========    ===========
Supplemental Disclosures of Cash Flow Information:
  Cash Paid During the Year for:
     Income Taxes                                                     $     3,000    $       800
                                                                      ===========    ===========

                                                                      ===========    ===========

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

        The Condensed Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of results to be expected for the entire year ending December 31, 1999.

NOTE B       -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        1. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries, all of which are wholly owned, except for Worldwide Basketball Management, Inc. which company is 90% owned. The excess of the accumulated deficits of this 90% owned subsidiary over the equity capital thereof has been included in the operations of the Parent Company (WWES).

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

        4. The Company files a consolidated federal income tax return and has net operating loss carryforwards for Federal income tax purposes, expiring in 2018, amounting to approximately [$9,600,000]. No deferred tax asset is shown on the accompanying condensed consolidated balance sheet due to a related valuation allowance equal to the balance of the deferred tax asset.

        5. For purposes of the statement of cash flows, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash balances are maintained in several financial institutions insured by the Federal Deposit Insurance Corporation up to $100,000 for each bank. At March 31, 1999, the Company's uninsured cash balances amounted to approximately $100,000, including certificates of deposit.

        6. Inventory is stated at cost or market, whichever is lower. Cost is determined by the first-in, first-out method.

NOTE C -   SALES OF COMMON STOCK

        During the three months ended March 31, 1999, the Board of Directors approved the issuance of 350,000 shares, vesting over three year period, in connection with the joint venture relationships with two boxing management firms. In addition, the Board authorized the issuance of 50,000 shares to the Company's outside legal counsel in consideration for legal services.

        In February 1999, the Company, in a public offering, sold 4,333,333 shares of common stock pursuant to a Prospectus dated December 10, 1998. The purchase price per share was $1.50. The sale of the Shares generated net proceeds, after deduction of underwriting discounts and offering expenses, of approximately $4,750,000.

        In March 1999, the Board of Directors authorized the issuance of
        (i) 100,000 shares of common stock to a joint venture partner in connection with the establishment of a boxing joint venture, (ii) 265,000 shares of common stock vesting ratably over three years, to a joint venture partner in connection with the establishment of a second boxing joint venture, (iii) 65,000 shares of common stock in consideration for legal services provided to the Company (of which 50,000 were were issued during the quarter ended March 31, 1999), and
        (iv) 25,000 shares of common stock as an agency fee to a co-agent. Except as indicated, such shares were not issued and outstanding as of March 31, 1999.

NOTE D -   STOCK OPTION GRANTS

        On February 10, 1999 the Board of Directors authorized the issuance of 312,500 nonqualifying options, exercisable at $2.13 per share for a five year term.

        On March 29, 1999, the Board of Directors authorized the issuance of 250,000 non-qualifying stock options exercisable at $2.25 per share for a five year term.

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

        The minority stockholder of WWBM has entered into stockholder agreements with WWES, providing that, in the event WWES desires to sell all of its shares in this subsidiary to an unrelated third party, then the minority stockholder is required to sell all of his shares to the purchaser to effectuate a share exchange. Other provisions are included in the agreements governing termination of employment and loans and exchanges with the minority stockholder.

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

        In March 1999, the Company entered into a Joint Venture Agreement with Munisteri Sports & Entertainment, Inc., a Texas based boxing management company, pursuant to which the Company has acquired the right to receive 50% of the purses and other revenues generated by seven heavyweight boxers under management by Munisteri Sports & Entertainment. The Company has certain funding obligations for these boxers, currently aggregating $7,000 per month over the next three years and may be required to contribute an additional $50,000 over the next two years should certain revenue targets be achieved. The seven heavyweight boxers are Ike Ibeabuchi, Obed Sullivan, Derrick Banks, Talmadge Griffis, David Bostice, Ed Wright and Robert Davis.

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

         The timing of receipt of revenues by the Company is subject to seasonal variations with respect to revenues generated from the negotiation of player contracts and subject to irregular patterns in the case of boxing purse revenues as a result of the irregular occurrence of bouts. In addition, the size of the Company's revenues can change based upon the success or failure of the Company's boxers or the negotiation of player contracts with significant bonus provisions. The Company's WWBM and WWFM subsidiaries can be expected to spend significantly during the first eight months of each calendar year (particularly March through July) for recruitment and related expenses, and to receive their revenues during the last four and first three months of the year during the NFL and NBA seasons. If the Company were to expand into the representation of baseball players (or other professional athletes with a spring/summer season), of which there can be no assurance, the effects of such seasonality would be diminished. In August 1998, the Company severed its relationship with its only NBA player's agent. One of the Company's NFL Players' representatives has become registered with the NBA as an agent.

         During the first quarter of 1999, the Company commenced the initial stages of an internet website division, resulting in the incurrence of additional administrative and consulting fees. The Company anticipates incurring future significant fees and expenses should it proceed with this project, and would likely seek additional financing in connection therewith.

Three Months Ended March 31, 1999 Compared with Three Months Ended
March 31, 1998

         Net revenues for the three months ended March 31, 1999 were $107,909, as compared to $717,072 for the three months ended March 31, 1998. Purse income decreased to $17,906 for the 1999 period, as compared to $586,738 for the 1998 period, principally as a result of the size of the purse for a Shannon Briggs heavyweight championship fight during the 1998 period and relatively few bouts in the 1998 period, most of which were through joint venture arrangements. In addition, during the three months ended March 31, 1999, the Company recognized merchandise revenues from the sale of memorabilia amounting to $64,178, which operation was started in March 1998. The three months ended March 31, 1999 reflect no contract agency fees, as compared to $37,500 in the comparable 1998 period. The Company ceased active basketball operations in the third quarter of 1998. In addition, during the 1999 period, marketing fee income was $25,765, as compared to $35,525 for the 1998 period, as a result of increased activities by the Marketing Division of WWTS.

         Total expenses for the three months ended March 31, 1999 increased to $1,270,787, as compared to $1,052,502 for the 1998 period. Boxing, training and related expenses amounted to $151,743 for the three months ended March 31, 1999 compared to $290,726 for the 1998 period. The principal reason for the decrease was fewer number on bouts in the 1999 period, offset by costs incurred with new joint venture arrangements commenced in 1999. Promotion and other operating expenses increased to $1,096,348 for the 1999 three-month period as compared to $761,766 for the corresponding 1998 three-month period. Such increase was contributed to the increase in total salaries and bonuses by approximately $166,000 during the 1998 period to approximately $430,000 during the 1999 period compared to $264,000 during the corresponding 1998 period. Included in the expenses for the three months ended March 31, 1999 is $22,696 of costs of products sold relating to sports memorabilia sold by the Company during this period. In addition, promotional and recruiting expenses, consisting largely of travel and entertainment expenses, increased in the 1999 three month period in conjunction with the Company's increased level of activities in the player agency and marketing areas and approximately $90,000 of expenses, primarily consulting fees, related to the Company's proposed internet operation.

         As a result of the foregoing, net loss for the three months ended March 31, 1999 increase to $1,138,552 as compared to $326,341 or the comparable March 31, 1998 period.

Liquidity and Capital Resources

         The Company's principal source of operating capital has been provided by public and private sales of the Company's equity securities, as supplemented by revenues from operations. At March 31, 1999, the Company had working capital of $4,195,813 which amount was primarily the remaining net proceeds from the Company's secondary public offering in the first quarter of 1999.

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

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         1. On February 17, 1999 the Company filed a Current Report on Form 8-K to report the closing of its secondary public offering.

         2. On March 3, 1999 the Company amended the foregoing Current Report.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Worldwide Entertainment & Sports Corp.
                                        -------------------------------------
                                                     (Registrant)


Date: May 14, 1999                      /s/ Marc Roberts
                                        ----------------------------------------
                                            Marc Roberts, President


Date: May 14, 1999                      /s/ Roy Roberts
                                        ----------------------------------------
                                            Roy Roberts, Chief Financial Officer