Form 10QSB
period 1999-06-30
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 1999-08-19
CIK 1002325

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999.

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to _______________

Commission file number       000-21585


                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                                  22-3393152
    (State or Other Jurisdiction of           (IRS Employer Identification No.)
    Incorporation or Organization)

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


Common Stock, $.01 par value  13,090,263 shares

         Transitional Small Business Disclosure Format (check one):
Yes ______        No ______

PART I.

Item 1.  Financial Statements


                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 1999
                                   (Unaudited)



                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                         $ 2,109,581
  Certificates of deposit                                                               500,000
  Accounts receivable, less allowances for doubtful accounts of $276,208                436,023
  Prepaid expenses and other current assets                                             107,143
  Due from boxers and other related parties, net of allowances of $493,295              297,261
  Investment in Joint ventures and due from related parties                              82,943
  Inventory of memorabilia                                                              103,532
                                                                                    -----------
                          Total Current Assets                                      $ 3,636,483


PROPERTY AND EQUIPMENT-AT COST, net of accumulated
       Depreciation                                                                     808,032

OTHER ASSETS
  Security deposit and other assets                                                      25,185
                                                                                    -----------
                                                                                         25,185
                                                                                    -----------
                          Total assets                                              $ 4,469,700
                                                                                    -----------


       See notes to Unaudited Condensed Consolidated Financial Statements.

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 1999
                                   (Unaudited)



                                   LIABILITIES

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                             $    796,321
  Loans payable                                                                           61,115
  Escrow funds and amounts due boxers and players                                          8,500
  Income taxes payable                                                                       600
                                                                                    ------------
                          Total Current Liabilities                                 $    866,536


STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 20,000,000 shares;
     shares issued, 13,090,263 shares                                                    130,903
  Additional paid-in capital                                                          15,772,928
  Accumulated deficit                                                                (12,288,317)
  Demand note receivable on private issuance of Common Stock                             (12,350)
                                                                                    ------------
                                                                                       3,603,164
                                                                                    ------------

                          Total Liabilities and Stockholders' Equity                $  4,469,700
                                                                                    ------------



       See notes to Unaudited Condensed Consolidated Financial Statements.

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATION
                                   (Unaudited)

                                                        Three Months Ended June 30,                  Six Months Ended June 30,
                                                        --------------------------                  ---------------------------
                                                        1999                   1998                 1999                   1998
                                                        ----                   ----                 ----                   ----
Purse income                                      $   19,283             $   17,774           $   37,189           $    604,512

Commission income                                      5,000                  4,125                5,000                 47,292

Contract and agency fees                              30,000                 12,070               30,000                 49,570

Endorsements and Marketing fees                      136,567                 28,500              162,332                 64,025

Ticket revenues                                       17,813                                      17,873                      0
                                                                                  0

Merchandise revenues                                  88,424                143,474              152,602                157,616
                                                  ----------              ---------             --------               --------
                                                     297,087                205,943              404,996                923,015
                                                  ----------              ---------             --------               --------
Cost of Revenues                                      92,304                      0              115,000                      0
Boxing, Training and related expenses                132,060                147,871              283,803                438,597

Promotion and other operating expenses               905,694              1,371,184            2,002,042              2,132,960
                                                  ----------              ---------             --------               --------
                                                   1,130,058              1,519,055            2,251,382              2,571,557
                                                  ----------              ---------             --------               --------
Loss from operations                               (832,971)            (1,313,112)          (1,995,849)            (1,648,542)
                                                  ----------              ---------             --------               --------

Other income:

Interest and dividend income                          36,339                 40,645               60,665                 50,793

Other                                                      0                  1,377                    0                  2,172
                                                  ----------              ---------          -----------            -----------
                                                      36,339                 42,022               60,665                 52,965
                                                  ----------              ---------          -----------            -----------
Loss before income taxes                           (796,632)            (1,271,090)          (1,935,184)            (1,595,577)

Income taxes                                             240                  1,376                  240                  3,230
                                                  ----------            -----------          -----------            -----------
NET LOSS                                       $   (796,872)        $   (1,272,466)      $   (1,935,424)        $   (1,598,807)
                                                  ==========            ===========          ===========            ===========
BASIS LOSS PER SHARE                           $      (0.08)        $        (0.18)     $         (0.18)        $        (0.24)
                                                  ==========            ===========          ==========             ===========
WEIGHTED AVERAGE                                  10,128,135              6,999,697          11,033,674               6,672,554
                                                  ==========            ===========          ==========             ===========

  See notes to Unaudited Condensed Consolidated Financial Statements.

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                         1999                       1998
                                                                                         ----                       ----
Cash Flow from Operating Activities                                                 $ (2,307,923)              $ (1,669,056)

Cash Flows from Investing Activities                                                  (1,259,657)                  (498,413)

Cash Flows from Financing Activities                                                   5,562,001                  1,467,311
                                                                                     -----------                -----------

Net Increase in Cash and Cash Equivalents                                              1,994,421                    296,668

                                                                                         115,160                    745,137
                                                                                     -----------                -----------
Cash and Cash Equivalents at Beginning of Period

Cash and Cash Equivalents at End of Period                                          $  2,109,581               $  1,041,805
                                                                                     -----------                -----------

Supplemental Disclosures of Cash Flow Information:

         Cash Paid During the Year for:
             Income Taxes                                                           $        240               $      1,703
                                                                                     ===========                ===========



       See notes to Unaudited Condensed Consolidated Financial Statements.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

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

             The Condensed Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of results to be expected for the entire year ending December 31, 1999.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        1. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries, all of which are wholly owned, except for Worldwide Basketball Management, Inc., which company is 90% owned by the Company and Sportcut.com, Inc., which company is 96.5% owned by the Company. The excess of the accumulated deficits of these majority owned subsidiaries over the equity capital thereof have been included in the operations of the Parent Company (WWES).

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

        4. The Company files a consolidated federal income tax return and has net operating loss carryforwards for Federal income tax purposes, expiring in 2018 amounting to approximately $9,600,000. No deferred tax asset is shown on the accompanying condensed consolidated balance sheet due to a related valuation allowance equal to the balance of the deferred tax asset.

        5. For purposes of the statement of cash flows, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash balances are maintained in several financial institutions insured by the Federal Deposit Insurance Corporation. At June 30, 1999, the Company's uninsured cash balances amounted to approximately $1,000,486, including certificates of deposit.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

         6. Inventory is stated at cost or market, which ever is lower. Cost is determined by the first-in, first-out method.

NOTE C -- ISSUANCE OF COMMON STOCK

         During the three months ended June 30, 1999, the Board of Directors approved the issuance of certain shares of common stock of WWES as follows:

         396,000 shares of restricted common stock for consulting services and other services rendered or to be rendered by six different consulting firms and two individuals;

         175,000 shares of restricted common stock to two executives of WWES, 50,000 of such shares constituting a bonus to one executive and the remainder constituting a severance payment to a long-standing executive of WWES in consideration of his employment services;

         500,000 shares of restricted common stock to an individual in consideration of his agreement to become a member of the Board of Directors of WWES for a minimum term of three years;

         20,000 shares of restricted common stock to an individual as part of his compensation as Executive Vice President pursuant to the terms of his employment agreement with WWES; and

         25,000 shares of restricted common stock to certain individuals in consideration of their lending sums to WWES on an unsecured basis.

NOTE D -- STOCK  OPTION AND WARRANT GRANTS


         On May 24, 1999, the Board of Directors of WWES authorized the issuance of 25,000 nonqualifying options to an executive of WWES, exercisable at $2.00 a share for a five year term.

         On May 24, 1999, the Board of Directors of WWES authorized the issuance of 25,000 non-qualifying options to an executive of WWES, exercisable at $2.25 a share for a five year term.

         On May 24, 1999, the Board of Directors of WWES authorized the issuance of 50,000 non-qualifying options to an executive search firm for services rendered, exercisable at $2.50 a share for a five year term.

         On May 24, 1999, the Board of Directors of WWES authorized the issuance of 25,000 non-qualifying options to an executive of WWES, exercisable at $2.25 a share for a five year term.

         On June 14, 1999, the Board of Directors of WWES authorized the issuance of a warrant to acquire 59,525 shares of common stock to a consulting firm at an exercise price of $1.85 a share for a two year term.

         On June 14, 1999, the Board of Directors of WWES authorized the issuance of a warrant to acquire 10,000 shares of common stock to two individuals for promotional services at an exercise price of $2.25 a share for a five year term.

         On June 28, 1999, the Board of Directors of WWES authorized the issuance of 20,000 non-qualifying options to an executive of WWES, exercisable at $2.00 a share for a five year term.


NOTE E -- COMMITMENTS  AND OTHER MATTERS

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

        The minority stockholder of WWBM has entered into a stockholder agreement with WWES, providing that, in the event WWES desires to sell all of its shares in this subsidiary to an unrelated third party, then the minority stockholder is required to sell all of its shares to the purchaser to effectuate a share exchange. Other provisions are included in the agreements governing termination of employment and loans and exchanges with the minority stockholder.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        General

        Worldwide Entertainment & Sports Corp. was organized in August 1995, to continue the business operations of various entities engaged in the management of professional boxers, each controlled by the Company's Chief Executive Officer.

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

        In April 1999, the Company announced that it had formed a subsidiary, Sportcut.com, Inc. through which the Company intends to develop and operate a sports-themed internet business. Subsequently, in July, 1999, the Company announced that it had put in place a senior management team with significant Internet experience to lead this business. R. Michael Bermeo was named as Chief Executive Officer of Sportcut.com, Inc. and Mr. Scott Brown was named as Chief Operating Officer of this new company. Mr. Bermeo is a founding principal in Bsquared Communications, Inc., a strategic marketing and technology firm focused in the new media realm and Mr. Brown was formerly Vice President of Operations at Paramount Advertiser Services, and has substantial experience in marketing as well as media planning and buying. The company has incurred significant fees and expenses in the development of this project and will likely seek additional financing in connection therewith.

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

         Establishing and maintaining a presence in the areas of boxing management and team sports player agency require significant expenditures.
Each sports specific division must develop a roster of clients, establish relationships within their prospective sports and develop support services to provide to the athletes. Only a portion of such expenses incurred by the Company will result in the engagement by a client of the Company's services, and it is often uncertain the extent to which, even if retained, a target client will generate significant revenues to the Company. In addition, the Company incurs significant training expenses for the boxers under the Company's management, not all of which are directly reimbursed pursuant to bout agreements for such boxers. In the development of a boxer, particularly a young amateur boxer, into a professional boxer who can command significant purses, such expenses can be incurred over a period of years and constitute hundreds of thousands of dollars or more. The Company must continuously incur such expenses in contemplation of future revenues, the receipt of which is uncertain.

         The Company's revenues from such areas are directly related to the earnings of its clients. The Company derives revenues based upon a percentage, currently ranging from 15% to 27-1/2%, of the boxers' purses from professional bouts. The Company also derives revenues based upon a percentage of salaries and other income received from contracts, endorsement arrangements and other income producing activities of athletes for whom the Company or its management acts as agent or representative. These percentages currently range from up to 3% or 4%, respectively, for professional football and basketball player contracts (although occasionally lower percentages are agreed upon) to 10% or 20% for endorsement and marketing revenues.

         The timing of receipt of such revenues by the Company is subject to seasonal variations with respect to revenues generated from the negotiation of player contracts and subject to irregular patterns in the case of boxing purse revenues as a result of the irregular occurrence of the bouts. In addition, the magnitude of the Company's revenues can be expected to experience wide fluctuations based upon the success or failure of the Company's boxers or the negotiation of player contracts with significant bonus provisions.

         The development of the Company's Internet presence will continue to require the expenditure of funds in the forseeable future to ramp up and launch the Sportcut.com website. Going forward, the Company will continue to spend money to attempt to place Sportcut.com at the vanguard of Internet sites. Revenues from the site are not anticipated to follow a seasonal pattern.

Six  Months Ended June 30, 1999 Compared with Six  Months Ended June 30, 1998

         Net revenues for the six months ended June 30, 1999 were $404,996, as compared to $923,015 for the six months ended June 30, 1998. Purse income decreased to $37,189 for the 1999 period, as compared to $604,512 for the 1998 period as a result of the size of the purse for a Shannon Briggs heavyweight championship fight during the 1998 period and relatively few bouts in the 1999 period, most of which were through joint venture arrangements, in which the Company receives a portion of the management fee. In addition, during the six months ended June 30, 1999, the Company recognized merchandise revenues from the sale of memorabilia amounting to $152,602 compared to $157,616 for the 1998 period. The six months ended June 30, 1999 reflect agency fees of $30,000 compared to $49,570 in the comparable 1998 period. The Company ceased active basketball operations in the third quarter of 1998. In addition, during the 1999 period, marketing fee income was $162,332, as compared to $64,025 for the 1998 period, as a result of increased activities by the Marketing Division of WWTS.

         Total expenses for the six months ended June 30, 1999 decreased to $2,400,845, as compared to $2,571,557 for the six months ended June 30, 1998. Boxing, training and related expenses decreased to $283,803 for the six months ended June 30, 1999 from $438,597 for the 1998 period, as a result of the fewer number of bouts in the 1999 period, offset by costs incurred with new joint venture arrangements commenced in 1999. Promotion and other operating expenses decreased to $2,002,042 for the 1999 six-month period as compared to $2,132,960 for the 1998 six months. Such decrease was attributable to a decrease in total salaries and bonuses by approximately $135,000 during the 1999 period to approximately $665,000 during the 1999 period compared to $800,000 during the corresponding 1998 period. Included in the expenses for the six months ended June 30, 1999 is $115,000 of costs of products sold relating to sports memorabilia sold by the Company during this period. In addition, promotional and recruiting expenses, consisting largely of travel and entertainment expenses, increased in the 1999 six month period in conjunction with the company's increased level of activities in the player agency and marketing areas.

         In addition, during the second quarter of 1999, the Company invested approximately $760,000 in the formation of its Sportcut.com, Inc. subsidiary including the development of the Internet website through which Sportcut.com will conduct its operations.

         As a result of the foregoing, net loss for the six months ended June 30, 1999 increased to $1,935,424 as compared to $1,598,807 for the comparable June 30, 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of operating capital has been provided by public and private sales of the Company's equity securities, as supplemented by revenues from operations. At June 30, 1999, the Company had working capital of $2,769,947, which amount was primarily the remaining net proceeds from the Company's secondary public offering in the first quarter of 1999. During the quarter, Sportcut.com, Inc. invested $760,000 on the development of its Internet business, Sportcut.com.

        The Company's material commitments for capital expenditure are management salaries, anticipated training expenses and recruitment expenses. Management salaries are approximately $825,000 per annum, which could increase if the Company develops a need for additional executive management. Training expenses for the year are estimated at approximately $600,000, depending upon the number of bouts. Recruitment and promotional expenses are estimated to approximate $1,000,000, subject to variations depending upon player availability and recruiting success. The foregoing represents the expected significant uses of working capital during the next twelve months. Although the Company believes that its current cash and cash equivalents will be sufficient to fund its operations over the next six months or longer, there can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements. Accordingly, the Company may be required to seek additional financing through bank borrowings, private or public debt or equity financing or otherwise. There can be no assurance that any such financing will be available to the Company on favorable terms, if at all.

PART II.

Item 1. Legal Proceedings.

        In 1999, WWBM filed a complaint against Mr. Derek Anderson in Superior Court of New Jersey alleging, among other things, that, Mr. Anderson breached a marketing contract between Mr. Anderson and WWBM by failing to pay WWBM an amount equal to fifteen percent of all sums received by Mr. Anderson under the terms of an endorsement contract between Mr. Anderson and Nike, Inc. Mr. Anderson failed to answer such complaint and WWBM is proceeding to take the appropriate action in order to obtain a judgment against Mr. Anderson.

        In 1999, the Company filed an action against Mr. Darnell Jones and Summit Management International, Inc. in New York Supreme Court to recover the sum of $41,000 plus interest and attorneys fees due and owing under the terms of a promissory note issued by such defendants in favor of the Company. The defendants failed to answer such action and the Company is proceeding to take the appropriate action in order to obtain a judgment against such defendants.

Item 2. Other Information

        In June 1999, the Company announced that Mr. Charles Koppelman had joined the Company's Board of Directors. Mr. Koppelman has a long distinguished career in the entertainment industry and is currently Chairman and Chief Executive Officer of CAK Universal Credit Corp., a leading entertainment finance company. He is also former Chairman and Chief Executive Officer of EMI Records Group North America.



                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Worldwide Entertainment & Sports Corp.
                                     -----------------------------------------
                                                  (Registrant)


Date   August 16, 1999               /s/ Marc Roberts
       ---------------                   -------------------------------------
                                         Marc Roberts, President
                                         (Principal Executive Officer)


Date   August 16, 1999               /s/ Roy Roberts
       ---------------                   -------------------------------------
                                         Roy Roberts, Chief Financial Officer
                                         (Principal Financial Officer)