Form 10QSB
period 1999-09-30
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 1999-11-15
CIK 1002325

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

 X  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---
of 1934

For the quarterly period ended September 30, 1999.

__ Transition report under Section 13 or 15(d) of the Exchange Act

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

Yes ______        No ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 1999:

Common Stock, $.01 par value - 15,419,420 shares

         Transitional Small Business Disclosure Format (check one):
Yes ______        No _______

PART I.

Item 1. Financial Statements

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 1999

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                               $    260,259
  Certificates of deposit                                                                      250,000
  Accounts receivable, less allowances for doubtful accounts of $276,208                       555,414
  Prepaid expenses and other current assets                                                     86,240
  Due from boxers and other related parties, net of allowances of $493,295                     391,664
  Investment in Joint ventures and due from related parties, net of allowances
    of $108,094                                                                                 75,000
  Inventory of memorabilia                                                                     101,638
                                                                                           -----------
                          Total Current Assets                                             $ 1,720,215
PROPERTY AND EQUIPMENT-AT COST, net of accumulated
  Depreciation


OTHER ASSETS
  Security deposit and other assets                                                             21,538
  Cash:  Escrow Account                                                                        250,000
                                                                                           -----------
                         Total Assets                                                      $ 3,269,113
                                                                                           -----------

       See notes to Unaudited Condensed Consolidated Financial Statements.

                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

                                   LIABILITIES

 CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                        $    598,197
   Loans payable                                                                      37,818
   Escrow funds and amounts due boxers and players                                     8,500
   Income taxes payable                                                                3,600
                                                                                ------------
                         Total Current Liabilities                              $    648,115
                                                                                ------------
 STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 20,000,000 shares;
      shares issued, 13,100,263 shares                                               131,003
   Additional paid-in capital                                                     16,037,728
   Accumulated deficit                                                           (13,535,383)
   Demand note receivable on private issuance of Common Stock                        (12,350)
                                                                                ------------
                                                                                   2,620,998
                                                                                ------------
                          Total Liabilities and Stockholders' Equity            $  3,269,113
                                                                                ------------

       See notes to Unaudited Condensed Consolidated Financial Statements.

                    WORLDWIDE ENTERTAINMENT & SPORTS CORP.
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended September 30   Nine Months Ended September 30
                                                    1999              1998             1999              1998
                                                    ----              ----             ----              ----
Purse income                                     $     1,561      $         0      $    38,750      $   588,188
Commission income                                      1,095              771            6,095           48,063
Contract and agency fees                             441,796          195,435          471,796          245,005
Endorsements and Marketing fees                      111,300          161,439          273,632          225,464
Ticket revenues                                       70,623                0           88,496           16,324
Merchandise revenues                                   4,557           68,470          157,159          226,086
                                                 -----------      -----------      -----------      -----------
                                                     630,932          426,115        1,035,928        1,349,130
                                                 -----------      -----------      -----------      -----------

Cost of Revenues                                       3,932           68,132          118,932          180,918
Boxing, Training and related expenses                270,659           33,774          554,462          436,446
Promotion and other operating expenses             1,613,611        1,080,729        3,615,653        3,136,828
                                                 -----------      -----------      -----------      -----------
                                                   1,888,202        1,182,635        4,289,047        3,754,192
                                                 -----------      -----------      -----------      -----------
Loss from operations                              (1,257,270)        (756,520)      (3,253,119)      (2,405,062)
                                                 -----------      -----------      -----------      -----------
Other income:

Interest and dividend income                          15,719           13,000           76,384           63,793
Other                                                      0            2,049                0            4,221
                                                 -----------      -----------      -----------      -----------
                                                      15,719           15,049           76,384           68,014
                                                 -----------      -----------      -----------      -----------
Loss before income taxes                          (1,241,551)        (741,471)      (3,176,735)      (2,337,048)
Income taxes and (benefit)                             5,520             (256)           5,760            2,974
                                                 -----------      -----------      -----------      -----------
NET LOSSES                                       $(1,247,071)     $  (741,215)     $(3,182,495)     $(2,340,022)
                                                 ===========      ===========      ===========      ===========
BASIS AND DILUTED
LOSS PER SHARE
                                                 $     (0.11)     $     (0.10)     $     (0.28)           $(.34)
                                                 ===========      ===========      ===========      ===========
WEIGHTED AVERAGE                                   1,033,674        7,137,197        1,472,745        6,827,435
                                                 ===========      ===========      ===========      ===========

       See notes to Unaudited Condensed Consolidated Financial Statements

                    WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                           1999              1998
                                                           ----              ----
Cash Flow from Operating Activities                    $(3,927,142)     $(2,931,477)
Cash Flows from Investing Activities                    (1,754,660)         479,815
Cash Flows from Financing Activities                     5,826,901        1,734,194
                                                       -----------      -----------
Net Increase in Cash and Cash Equivalents                  145,099         (717,468)
Cash and Cash Equivalents at Beginning of Period           115,160          745,138
                                                       -----------      -----------
Cash and Cash Equivalents at End of Period             $   260,259      $    27,670
                                                       -----------      -----------
Supplemental Disclosures of Cash Flow Information:
     Cash Paid During the Year for:
          Income Taxes                                 $     5,760      $     1,703
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

             The Condensed Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year ending December 31, 1999.

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

        4. The Company files a consolidated federal income tax return and has net operating loss carry forwards for Federal income tax purposes, expiring in 2018 amounting to approximately $9,000,000. No deferred tax asset is shown on the accompanying condensed consolidated balance sheet due to a related valuation allowance equal to the balance of the deferred tax asset.

        5. For purposes of the statement of cash flows, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash balances are maintained in several financial institutions insured by the Federal Deposit Insurance Corporation. At September 30, 1999, the Company's uninsured cash balances amounted to approximately $332,000, including certificates of deposit.


            WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

        6. Inventory is stated at cost or market, which ever is lower. Cost is determined by the first-in, first-out method.

NOTE C - ISSUANCE OF COMMON STOCK

        During the three months ended September 30, 1999, the Board of Directors did not approve the issuance of any shares of common stock of WWES.

NOTE D - STOCK OPTION AND WARRANT GRANTS

        During the three months ended September 30, 1999, the Board of Directors did not approve the issuance of any options to acquire shares of common stock of WWES.

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

        In April 1999, the Company announced that it had formed a subsidiary, Sportcut.com, Inc. through which the Company intends to develop and operate a sports-themed Internet business. Subsequently, in September 1999, the Company announced that it had put in place Jordan Schlachter as Chief Executive Officer to lead this business. Mr. Schlachter was previously employed as Director of Financial Planning and Analysis of NBA Properties where he was involved in financial operations, business planning, marketing and administration. Mr. Schlachter has a B.A. from Harvard University and a M.B.A. from New York University. The Company has incurred significant fees and expenses in the development of this project and has obtained approximately $3,025,000 in gross proceeds from a private placement of Common Stock in October 1999, principally to fund Sportcut.com's future operations.

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

Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998

        Net revenues for the nine months ended September 30, 1999 were $1,035,928 as compared to $1,349,130 for the nine months ended September 30, 1998. Purse income decreased to $38,750 for the 1999 period, as compared to $588,188 for the 1998 period as a result of the size of the purse for a Shannon Briggs heavyweight championship fight during the 1998 period and relatively few bouts in the 1999 period, most of which were through joint venture arrangements, in which the Company receives a portion of the management fee. Ticket revenues in the 1999 period increased to $88,496 compared to 1998 revenues of $16,324. In addition, during the nine months ended September 30, 1999, the Company recognized merchandise revenues from the sale of memorabilia amounting to $157,159 compared to $226,086 for the 1998 period. The nine months ended September 30, 1999 reflect agency fees of $471,796 compared to $245,005 in the comparable 1998 period. In addition, during the 1999 period, marketing fee income was $273,632 as compared to $225,464 for the 1998 period. These increases in agency and marketing revenues during the 1999 period were related to the Company's success in representing additional professional athletes. Interest income increased to $76,384 during the 1999 period compared to $63,793 for the 1998 period.

        Total expenses for the nine months ended September 30, 1999 increased to $4,289,047, as compared to $3,754,192 for the nine months ended September 30, 1998. Boxing, training and related expenses increased to $554,462 for the nine months ended September 30, 1999 from $436,446 for the 1998 period, principally as a result of the expenses incurred in connection with the Shannon Briggs boxing match against Frans Botha in August 1999 and additional costs incurred with new joint venture arrangements commenced in 1999. Promotion and other operating expenses increased from $3,136,828 for 1998 to $3,615,653 for 1999. Such increases were attributable to start-up costs associated with the Company's Internet venture through its Sportcut.com, Inc. subsidiary and increases in recruiting expenses related to representation of additional athletes. Such recruiting expenses consist largely of travel and entertainment in conjunction with the Company's increased levels of activities in the player agency and marketing areas by the Company during this period. The Cost of Revenues for the nine months ended September 30, 1999 was $118,932 compared to $180,918 for the nine months ended September 30, 1998. The Company incurred $61,986 less of expenses related to its memorabilia business principally because it did not organize any multi-athlete memorabilia shows during the 1999 period compared to the 1998 period.

        In addition, during the second and third quarters of 1999, the Company invested approximately $1,632,000 in the formation of its Sportcut.com, Inc. subsidiary including, the development of the Internet website through which Sportcut.com will conduct its operations.

        As a result of the foregoing, net loss for the nine months ended September 30, 1999 increased to $3,182,495 as compared to $2,340,022 for the comparable September 30, 1998 period.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal source of operating capital has been provided by public and private sales of the Company's equity securities, as supplemented by revenues from operations. At September 30, 1999 the Company had working capital of $1,072,100, which amount was primarily the remaining net proceeds from the Company's secondary public offering in the first quarter of 1999. During the quarter, the Company invested approximately $1,624,000 on the development of its Internet business, Sportcut.com, Inc.

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

PART II.

Item 1. Legal Proceedings.

        In 1999, WWBM filed a complaint against Mr. Derek Anderson in Superior Court of New Jersey alleging, among other things, that, Mr. Anderson breached a marketing contract between Mr. Anderson and WWBM by failing to pay WWBM an amount equal to fifteen percent of all sums received by Mr. Anderson under the terms of an endorsement contract between Mr. Anderson and Nike, Inc. Mr. Anderson failed to answer such complaint and WWBM proceeded to take the appropriate action in order to obtain a judgment against Mr. Anderson. On November 10, 1999, the parties executed a Stipulation of Settlement settling this action. In such Stipulation, Mr. Anderson agreed to pay WWBM the sum of $170,817 according to a payment schedule over the next twelve months. In addition, Mr. Anderson has agreed to pay WWBM additional sums equal to fifteen percent (15%) of any sums received by Mr. Anderson from Nike, Inc. after the date of the settlement under the terms of an endorsement contract between Mr. Anderson and Nike, Inc. which endorsement contract expires on September 30, 2001.

        In 1999, the Company filed an action against Mr. Darnell Jones and Summit Management International, Inc. in New York Supreme Court to recover the sum of $41,000 plus interest and attorneys fees due and owing under the terms of a promissory note issued by such defendants in favor of the Company. The defendants failed to answer such action and the Company obtained a default judgment against them in the amount of $45,921.60. The Company is proceeding to execute on such judgment against the defendants, although there is no assurance regarding what recovery, if any, the Company will be able to obtain.

Item 2. Other Information

        In June 1999, the Company announced that Mr. Charles Koppelman had joined the Company's Board of Directors. Mr. Koppelman has a long and distinguished career in the entertainment industry and is currently Chairman and Chief Executive Officer of CAK Universal Credit Corp., a leading entertainment finance company. He is also former Chairman and Chief Executive Officer of EMI Records Group North America.

        Pursuant to an Agreement dated as of October 12, 1999 among Charles Koppelman ("Koppelman), Worldwide Entertainment & Sports Corporation ("The Company") and Sportcut.com, Inc. ("Sportcut"), Koppelman agreed to serve Chairman of Sportcut for a minimum three-year term through October 31, 2002. Sportcut.com is developing an Internet e-commerce business dedicated to providing viewers with live information and various products and services related to sports and entertainment that is projected to launch in the late Fall of 1999. At the time of the Agreement, Sportcut.com was a 96.5% owned subsidiary of the Company.

        As compensation for Koppelman's services as Chairman, The Company and Sportcut agreed to compensate Koppelman as follows: (A) Sportcut shall issue 500 shares of Sportcut common stock representing 5% of Sportcut's outstanding capital stock to Koppelman (reducing the Company's ownership of Sportcut.com to its current 91.5% stake), which shall not be diluted except in the event of either (i) an underwritten public offering of Sportcut shares or (ii) a merger, sale or acquisition transaction involving Sportcut (except if such transaction is with the Company or an affiliate of the Company); (B) The Company shall issue Koppelman a warrant to purchase up to an aggregate of 375,000 shares of Common Stock at an exercise price of $2.00 per share subject to the following conditions: (i) a warrant to purchase 125,000 shares of the Company in the event that either the Company or Sportcut shall have closed upon at least a $5,000,000 investment on or before the expiration of six months from the date of such Agreement; (ii) a warrant to purchase 125,000 shares of the Company in the event that either the Company or Sportcut shall have closed upon at least a $7,500,000 investment on or before the expiration of twelve months from the date of such Agreement; and (iii) a warrant to purchase 125,000 shares of the Company in the event that either the Company or Sportcut shall have closed upon at least a $10,000,000 investment on or before the expiration of eighteen months from the date of such Agreement. Koppelman shall be entitled to aggregate the cumulative amount of any investment made in the Company or Sportcut for purposes of determining his eligibility for the issuance of the warrants described in (ii) and (iii) above.

        On September 15, 1999, the Company engaged Janssen Partners, Inc. ("Janssen") as Placement Agent to raise between $1,000,000 and $6,000,000 in a private placement of up to 5,000,000 shares of the Company's Common Stock. The price of the shares to be sold in the offering will be the average price of the Company's Common Stock over the ten business days preceding any closing, less a twenty percent (20%) discount, with a maximum share price of $2.00 per share and minimum share price of $1.20 per share.

        In order to comply with the listing rules of the Nasdaq Small Cap Market, the Company presently must obtain the approval of its stockholders if it intends to issue more than approximately 2,600,000 shares of its Common Stock in a transaction. Accordingly, in order to be able to sell up to 5,000,000 shares, Janssen is conducting the private placement in two stages. The first, by which the Company expects to raise approximately $3,200,000 (assuming the placement of 2,600,000 shares at a per share price of $1.20), can be undertaken without stockholder approval. On October 14, 1999 the Company raised $1,525,000 by selling 1,138,057 shares of its Common Stock at $1.34 per share in the first closing of the first stage of the private placement. On October 29, 1999 the Company closed a second sale of Common Stock in the same offering selling 1,181,100 shares at $1.27 per share thereby raising an additional $1,499,997. To date, the Company has raised $3,024,997, on sales of 2,319,157 shares.

        The Company has scheduled its annual meeting of its stockholders for December 17, 1999 and has filed a definitive Proxy Statement in connection therewith. At such meeting, the Company shall seek stockholder approval for the additional placement of approximately 2,400,000 shares of Common Stock in the second stage of the Jansen private placement, as well as the issuance of certain stock and warrant compensation to be paid to Janssen as Placement Agent. If the stockholders approve the second stage of the financing, the Company anticipates that it would raise an additional approximately $2,800,000 (assuming the placement of 2,400,000 shares at a per share price of $1.20).

        The Company intends to use the proceeds of the Janssen private placement to finance the design, implementation, and launch of SportCut.com, over the next six to twelve months and, as available, for general corporate purposes including payroll, advertising and marketing and equipment purchases and licenses. SportCut.com, is a 91.5% owned subsidiary of the Company, formed in April 1999. It is in its development stages and continues to require capital to implement its business plan to become a sports-themed e-commerce Internet business. SportCut.com plans to operate an interactive web site at http:// www.sportcut.com through which it will disseminate sports-related information and retail sports-related merchandise. SportCut.com is presently projected to launch in the late Fall of 1999.

        The Company has agreed to compensate Janssen for serving as the Placement Agent in the private placement as follows:

        (i) Initially: (a) 300,000 restricted shares of Common Stock and 300,000 warrants, exercisable over five years, to acquire Common Stock at an exercise price of $1.50 per share, which was the closing price of the Common Stock, as reported by the NASDAQ SmallCap Market, on September 15, 1999, the date on which the Placement Agreement was signed; (b) $100,000, and (c) a monthly consulting fee of $10,000 for a period of six months;

        (ii) If Janssen raises aggregate proceeds of at least $1,000,000, Janssen shall receive a ten percent (10%) selling commission and a three (3%) percent non-accountable expense allowance on aggregate proceeds raised in the private placement;

        (iii) If Janssen raises aggregate proceeds of at least $3,000,000, Janssen shall receive an additional 300,000 restricted shares of Common Stock and 300,000 warrants, exercisable over five years, to acquire Common Stock at an exercise price of $1.50 per share, and the monthly consulting fee shall increase from $10,000 per month to $20,000 per month for a term of three years; and

        (iv) If Janssen raises aggregate proceeds of $6,000,000--the maximum amount under its agreement with the Company -- Janssen shall receive an additional 300,000 restricted shares of Common Stock and 300,000 warrants, exercisable over five years, to acquire Common Stock at an exercise price of $1.50 per share, and shall also receive 250 shares of common stock of SportCut.com, which is 5% of SportCut.com's current outstanding shares of common stock.

     In connection with the closing of the sales of an aggregate of 2,319,157 shares of the Company's Common Stock on October 14, 1999 and October 29, 1999 combined, raising approximately $3,024,997 in the aggregate, the Company paid Janssen a 10% commission on such amount and a 3% non-accountable expense allowance. The Company has also paid Janssen the aforementioned $100,000 sum. Closing on $1,525,000 on October 14, 1999 triggered the commencement of the monthly $10,000 consulting fee as well. The Company and Janssen have agreed, however, that the issuance of all of the stock and warrant compensation to Janssen as described above shall be subject to the approval of the Company's stockholders at the December 17, 1999 Annual Meeting.

As of November 3, 1999 the Company, Bsquared Communications, Inc. and SportCut entered into an Interim Agreement by which they terminated their April 23, 1999 agreement for the retention of Bsquared's services in the development and implementation of the Sportcut Website and business plan. The Interim
Agreement set forth the terms by which the parties will continue to cooperate with regard to the continued development of SportCut's website while simultaneously negotiating a final settlement of their relationship prior to November 26, 1999. In the event the parties do not reach a settlement by such date, they have retained their rights and defenses regarding the April 23, 1999 agreement.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Worldwide Entertainment & Sports Corp.
                                       ----------------------------------------
                                                       (Registrant)


Date   November 10, 1999               /s/ Marc Roberts
       ------------------              ----------------------------------------
                                       Marc Roberts, President
                                       (Principal Executive Officer)


Date   November 10, 1999               /s/ Roy Roberts
       ------------------              ----------------------------------------
                                       Roy Roberts, Chief Financial Officer
                                       (Principal Financial Officer)