Form 10KSB40
period 1999-12-31
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 2000-03-31
CIK 1002325

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR FISCAL YEAR ENDED DECEMBER 31, 1999

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year. $1,118,243

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days. $24,127,998, based upon a closing price of $1 5/8 on March 29, 2000

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date: 18,791,771 shares as of March 29, 2000

Transitional Small Business Disclosure Format (check one):
Yes            No   X
    -----         -----

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM  1.  DESCRIPTION OF BUSINESS

ORGANIZATION

       Worldwide Entertainment & Sports Corp. (the "Company") was established in 1995 to engage in the business of providing management and agency services to professional athletes and entertainers. The Company, either directly or through its subsidiaries, provides such services principally to professional boxers, football players and race car teams and drivers. The Company also offers marketing and commercial endorsement agency services to professional athletes in all sports.

         In 1995, the Company succeeded to the business operations of entities previously operated by Marc Roberts, the Company's Chief Executive Officer. Mr. Roberts has managed professional boxers for over 20 years. The Company currently is a party to exclusive management contracts with three boxers -- Charles Murray, Shannon Briggs and Danell Nicholson -- pursuant to which the Company retains a percentage, ranging from 15% to 33 1/2%, of the boxers' purses from all professional boxing contests and exhibitions during the term of the contracts. Pursuant to those contracts, the Company is also entitled to receive 10% to 20% of all fees, honoraria or other compensation payable to the boxers for product endorsements, speaking engagements, personal appearances or other commercial performances. In addition, the Company has entered into Management Agreements, Promotion Agreements and Joint

Venture Agreements by which it is entitled to percentages of purses earned, and other revenues generated by, ten other boxers.

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

     In March 1997, the Company established Worldwide Football Management, Inc. ("WWFM"), as a separate subsidiary to continue to provide agency, marketing and management services to professional football players and hired an additional registered contract advisor to serve as its president. The Company intends to establish additional divisions within its Team Sports Division or create separate wholly-owned subsidiaries for each additional team sport into which the Company expands its operations. The Company established two additional divisions of WWTS -- the Worldwide Memorabilia Division, in March 1998, for the purpose of the procuring, developing and consummating commercial transactions involving sports and entertainment memorabilia, and the Worldwide Marketing Division ("WWMD"), in 1997, for the purpose of developing commercial and marketing opportunities for athletes and entertainers, including the Company's clients. Likewise, in 1998, the Company formed its Motorsports Division for the purpose of procuring sponsorship and endorsement opportunities for race car teams and drivers in the NASCAR, CART, and INDY racing series.

     In April 1999, the Company formed a subsidiary, Sportcut.com, Inc. ("Sportcut.com"), through which the Company intends to develop and operate a sports-themed Internet business. Sportcut.com is a sports web site that entertains its visitors through a combination of cutting edge and in-depth sports and entertainment content, interactive webcasting opportunities and the sale of sports merchandise. Sportcut.com seeks to integrate sports and entertainment programming in an interactive fashion through the implementation of its integrated web production strategy. The Company believes that Sportcut.com will benefit from the Company's experience and relationships in the sports agency business and will be able to leverage the Company's representation of numerous professional athletes in the National Football League, NASCAR and boxing to enhance Sportcut.com's content offerings to its visitors, providing users with a close look at the sports business and the celebrity of sports. The Sportcut Website presently offers several features including an online sports magazine, a sports memorabilia auction, online games, and an online community section. As of December 31, 1999, Sportcut.com employed 25 full-time executives.

     Sportcut.com launched its website, www.sportcut.com (the "Sportcut Website") on November 30, 1999, and received 12 million "hits" during its launch date according to Nielsen/NetRatings, which Sports Illustrated Magazine called "a record for a web sports site." The Sportcut.com launch coincided with the announcement that the Sportcut Website was authorized by Pete Rose to serve as the home of the exclusive online poll for visitors to express their support or opposition to Pete Rose's induction into the Baseball Hall of Fame. The extraordinary success of the launch of the Sportcut Website created widespread publicity for its brand name, including obtaining approximately 250,000 registered users, and receiving over 600 print placements discussing the Pete Rose on-line petition, including two USA Today cover stories, a Newsweek cover story, two Sports Illustrated placements, a Time magazine placement and others in the New York Times, USA Today Baseball Weekly, Washington Post Los Angeles Times, Boston Globe, San Francisco Chronicle, Chicago Tribune, New York Daily News, New York Post, Dallas Morning News among other print media as well as coverage/interviews with Mr. Rose on the CBS Early Show, two segments on the Today Show, World News Tonight with Peter Jennings, CBS Network News, The Late Show with Craig Kilborn, Extra, Rivera Live, ESPN Sports Center, CNN, Fox Sports Network, WABC-NY, WCBS-NY, WNBC-NY, and the Howard Stern Radio Show.

         The Pete Rose poll and the tremendous attention it received is an example of the kind of media penetration the Company believes Sportcut.com will be able to accomplish and maintain through the integration of Internet technology with high profile provocative sports and entertainment content. The Company believes that by offering visitors access to sports entertainment content through its integrated web productions, Sportcut.com will be able to generate revenues from direct sales, advertising, sponsorship and strategic alliances. Sportcut.com has a seasoned and capable management team which is executing this business strategy. In September 1999, the Company announced that it had retained Jordan Schlachter to serve as Chief Executive Officer to lead this business. Mr. Schlachter was previously employed as Director of Financial Planning and Analysis of NBA Properties where he was involved in financial operations, business planning, marketing and administration. Pursuant to an Agreement dated as of October 12, 1999 among Charles Koppelman, the Company and Sportcut, Mr. Koppelman agreed to serve as Chairman of Sportcut.com for a minimum three year term through October 31, 2002. In June 1999, the Company announced that Mr. Koppelman had joined the Company's Board of Directors. Mr. Koppelman is currently chairman and Chief Executive Officer of CAK Universal Credit Corp., a leading entertainment finance company and was previously Chairman and Chief Executive Officer of EMI Records Group North America. In the Company's view, the parent-subsidiary relationship between the Company and Sportcut.com coupled with Charles Koppelman's reputation and experience in building prominent entertainment companies may provide Sportcut.com with an advantage in achieving access and insight into the business and celebrity of sports. There can be no assurance, however, of achieving such an advantage in obtaining such access and insight.

         In January 2000, the Company announced that it had completed a $6,000,000 private placement of its common stock. The proceeds from the private placement have been and will be used as working capital for Sportcut.com and for the Company's general corporate purposes. The Company believes that Sportcut.com will need substantial additional capital during 2000 to fund its operations.

     In February 2000, the Company announced its intention to build a network of sports and entertainment companies on the Internet through a combination of acquisitions and in-house development. As an initial step in implementing this strategy, the Company, through its wholly owned subsidiary, Worldwide Houseofboxing.com, Inc.("HOB"), acquired House of Boxing, an Internet boxing website located at www.Houseofboxing.com (the "HOB Website"),for cash and stock totaling approximately $1 million, payable over five years. The HOB Website acquisition is part of the Company's strategy to acquire and invest in entertainment and sports related Internet businesses in order to leverage the inter-company synergies between acquired Internet companies, Sportcut.com and the Company's core athlete management business. The Company intends to seek the necessary resources to acquire and grow such companies which in turn will provide Sportcut.com with additional content and help drive traffic to the Sportcut Website. The Company is also pursuing additional acquisitions in sports Internet verticals, although there is no assurance that such acquisitions will be effected.

     In connection with the HOB Website acquisition, the principals of the HOB Website, Gary Randall and Douglass Fischer, executed five year employment agreements with HOB pursuant to which they will continue to be responsible for the overall operations of the HOB Website. The HOB Website is one of the most comprehensive sources for boxing information on the Internet. HOB provides boxing fans with fight news, streaming video and audio profiles of prominent fighters and other personalities involved in boxing and pre-and post-fight interviews with the top fighters and personalities in the sport and business of boxing. In addition, HOB provides branded content distribution to other sports publications and is developing an e-commerce store for its web site through which HOB presently plans to sell boxing equipment and apparel and boxing memorabilia. HOB is also exploring the prospects of marketing pay-per-view licenses to view major boxing matches on-line at the HOB Website or on the additional boxing related web site owned by HOB, www.boxingpayperview.com and is also considering the prospects of engaging in live webcasts of boxing matches on the HOB Website, although there is no assurance that HOB will effect such potential areas of business or that available technology will make such business plans feasible.


     The Company expects to provide content to HOB through leveraging its relationships with boxers managed by the Company's boxing division and utilizing the professional relationships established by Chief Executive Officer Marc Roberts who has twenty years experience as a boxing manager and promoter. In March 2000, the

Company announced that HOB had executed a five year employment agreement with Mr. Michael Katz, the long-time prominent boxing sports writer for The New York Daily News, to write boxing content exclusively for HOB with a minimum of three feature articles, news stories or columns per week to be published on the HOB Website. Mr. Katz has won numerous writing awards including the Nat Fleischer Award for "excellence in boxing journalism", the sports equivalent of a Pulitzer. He is also the recipient of two Associated Press Sports Editor Awards and two New York Times Publisher's Awards. The hiring of Michael Katz exemplifies the Company's ability to leverage its relationships in the sports agency business to help provide valuable content to its Internet subsidiary, HOB.

THE BOXING DIVISION

       The Company's boxing division is under the direct supervision of Marc Roberts, the Company's President. Mr. Roberts has over 20 years experience in the management of professional boxers. The Company has Management Agreements with three professional boxers. In addition, the Company has entered into Management Agreements, Promotion Agreements and Joint Venture Agreements by which it is entitled to percentages of purses earned, and other revenues generated by, ten other boxers.

       Professional Boxing

       The business of boxing management is highly competitive and the ability to generate revenues is highly unpredictable. The role of a manager, such as the

Company, is to advise its boxers on career development, training and business planning matters, to solicit the arrangement of matches with potential opponents, to advise the boxers regarding participation in bouts requested by others, and to negotiate the terms thereof, including purse payments, and the selection of opponents with promoters of bouts. The Company believes that unless and until a boxer attains championship or, in the case of a heavyweight, top contender status, his purses will not be at a level that will generate sufficient revenues for the Company to offset its costs and advances.

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

Boxing Regulation

       The management of professional boxers and other athletes is subject to licensing and regulation by state athletic commissions and agencies as well as federal regulation. The Company's President, Marc Roberts, has obtained licenses to act as a manager from the governing agencies in New Jersey, New York and Nevada. Management licenses were obtained in the other host states immediately prior to the bouts held therein, and the Company, or its employees or representatives, as applicable, will seek the appropriate licenses from other states as warranted. The various state athletic commissions have their own rules and regulations which govern boxing contests and events taking place in their states and have promulgated their own standards for boxer-management contracts, including maximum permissible duration and management fees. In some instances such provisions conflict with the legislation and rules and regulations of other states, as well as with the terms of the Company's management agreements. To date, the terms of the Company's management agreements have not restricted the Company's boxers from engaging in bouts in other states. The Company's management agreements provide, however, that in the event any provision of such agreements is held invalid or unenforceable by a host state, such provision shall be deleted or construed in accordance with the rules of the host state. Difficulties or failure in obtaining or maintaining required licenses or approvals from state athletic commissions or agencies or otherwise complying with their rules or regulations could prevent the Company from enforcing its rights under its management contracts or placing its boxers in contests or exhibitions in certain states. To date, there have been no such difficulties with the Company's management agreements.

       The Boxers

       The Company currently manages the following three professional boxers pursuant to exclusive management contracts:

         Shannon Briggs has been boxing professionally since July 1992.
Mr. Briggs has a professional record of 33 wins and 2 losses and one tie. Most recently, Mr. Briggs won a third round knockout against Warren Williams in February 2000. He defeated George Foreman in November of 1997, and in March 1998, Mr. Briggs lost a title bout with Lennox Lewis, the WBC Heavyweight Champion. In August 1999, he fought Frans Botha to a draw. In April 1998,
Mr. Briggs renewed his management agreement for a five year term.

       Danell Nicholson was a heavyweight on the 1992 U.S.A. Olympic team. Mr. Nicholson lost a decision to the gold medalist Felix Savogne at the 1992 Olympics. After the 1992 Olympics Mr. Nicholson turned professional and has since amassed a record of 36 wins, with 27 by knockout, and 3 losses. Mr. Nicholson has won 14 consecutive bouts, the most recent victory a second round knockout of Tony LaRussa in February 2000. Mr. Nicholson is presently the 6th ranked heavyweight in the world by the International Boxing Federation. The Company's management agreement with Mr. Nicholson, signed in December 1997, was extended by the Company in December 1999 for an additional two year term, through December 2001.

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

       Each of these boxers has entered into a management agreement with the Company pursuant to which the Company will supervise and direct the boxer's training activities, negotiate business opportunities on behalf of the boxer and oversee all marketing and promotional activities regarding the boxer. The Company negotiates with promoters on behalf of its boxers to determine which bouts each boxer will engage in and the terms of the purses to be paid for such bouts. In exchange for providing such services, the Company retains a percentage of the purses from all professional boxing contests and exhibitions and all fees, honoraria or other compensation payable to the boxer for product endorsements, speaking engagements, personal appearances or other commercial performances. An amount up to 10% each of the purses as well as all fees, honoraria or other compensation payable to the boxer is generally paid by the boxer to his trainer. The balance of the purse is retained by the boxer. Although the Company's management contracts are not subject to cancellation by the boxers, there can be no assurance that such individuals will honor their contractual obligations.

       In April 1997, the Company entered into a promotional contract with Alex Trujillo. Mr Trujillo turned professional in 1996. Mr. Trujillo is a lightweight, with an unbeaten record of 18-0 with 14 knockouts. Mr. Trujillo's promotional contract was recently extended by the Company through April 2005.

       The Company has an existing co-management agreement with Jesse Ferguson and his manager, pursuant to which the Company has the right to receive a fixed percentage of the gross purse of any bout in which Mr. Ferguson engages. The underlying contract between Mr. Ferguson and his manager expires in October 2000, with the manager having the ability to renew the contract, at his sole discretion, for two successive 12 month periods. Most recently, Mr. Ferguson lost to Andrew Golota in January 1999.

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

       For the year ended December 31, 1999, the Company recognized revenues of approximately $231,011 attributable to the Company's share of its boxers' purses, and from its joint venture arrangements and ticket sales. The Company has realized limited revenues relating to product endorsements, speaking engagements, personal appearances or other commercial performances from its boxers. Historically, boxers have not been actively solicited for such opportunities, and therefore the generation of significant revenue in this regard is uncertain. The Company nevertheless intends to seek to maximize these opportunities for its boxers through marketing opportunities and possible Internet applications. There can be no guaranty of success in these efforts.

TEAM SPORTS DIVISION

       Worldwide Team Sports, Inc. ("WWTS") was originally formed for the purpose of engaging in the business of providing contract negotiation, marketing and advisory services to, and on behalf of, professional team sport athletes. The Company subsequently formed sport-specific subsidiaries in football in 1997, Worldwide Football Management, Inc. ("WWFM"), in basketball in 1996, Worldwide Basketball Management, Inc. ("WWBM"), and formed a Motorsports Division in 1998, Worldwide Motorsports Division ("WWMD"), employing professionals with experience as agents and contract advisors ("Agents") in their respective sports. The Company intends to continue to seek to hire or engage additional consultants who are established professionals with rosters of athletes in various professional sports as well as in the media profession, such as broadcasters.

         The focus of the Company's sport-specific subsidiaries and divisions has now been broadened to include a relationship to the Company's Internet subsidiaries, Sportcut.com and HOB. The Company hopes to leverage its relationships with professional athletes and its relationships generally in the sports business into content for Sportcut.com and HOB, although there cannot be any assurance that this effort will be successful.

           Since the establishment of WWFM and WWBM as separate entities, the Team Sports Division has been comprised of its Marketing Division, Memorabilia Division and WWMD. There can be no assurance that any additional divisions will be successfully created or that acquisitions of established sports agency practices will be successfully completed.

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

In March 1997 the Company hired a second registered contract advisor and established WWFM as a separate, wholly-owned subsidiary for the purpose of continuing to provide player agent services to professional football players, including, but not limited to, contract negotiation, professional and personal advisory services, and the identification and exploitation of endorsement and marketing opportunities. WWFM intends to seek to identify and establish relationships primarily with those athletes whose athletic abilities and personal attributes make them, in the opinion of WWFM's management, most likely to realize the maximum financial benefit from their athletic careers under WWFM's direction. During the 1999-2000 NFL Season, the Company represented 41 NFL players, including, among others, Antonio Freeman, Bobby Engram, Curtis Enis, O.J. McDuffie, Tyrone Wheatley, Charles Johnson and Rickey Dudley and eight collegiate players whom the Company's Agents signed to player representation contracts.

         During 1999, WWFM's Chief Executive Officer, Mr. Joel Segal, negotiated long-term player contracts aggregating approximately $87,000,000 on behalf of Antonio Freeman of the Green Bay Packers, Charles Johnson of the Philadelphia Eagles, O.J. McDuffie of the Miami Dolphins and Tyrone Wheatley of the Oakland Raiders. The contract negotiated by Mr. Segal on behalf of Mr. Antonio Freeman in August 1999, a seven year, $42 million dollar contract with a $10 million signing bonus, constituted the largest contract ever received by any receiver in National Football League history at the time.

         With respect to the April 2000 National Football League draft of college football players, the Company's Agents have presently signed player representation contracts with eight college players who are eligible to be selected in the 2000 National Football League draft.

       The Company intends to further develop its football player agency business through additions to WWFM's existing professional football player clientele and is also considering potential expansion through the hiring of additional Agents with existing football agency businesses. The Company's success in the football agency arena will depend on its ability to acquire existing sports agency practices, attract and retain the services of football industry professionals, and in turn, on the ability of those professionals to undertake the representation of successful professional athletes and to maintain such relationships for a substantial period of time. The NFL Collective Bargaining Agreement prohibits an organization from serving as a player's Agent, and therefore the Company's football agency business growth will be dependent upon its ability to retain and maintain the services, as employees or consultants, of Agents who are willing to assign the commissions generated thereby to the Company in exchange for a salary, stock and other compensation.

       For the fiscal year ended December 31, 1999, the Company's football agency operations generated revenues of $445,623 from contract negotiation fees.

       Worldwide Basketball Management Inc.

       In August 1996, the Company formed WWBM for the purpose of providing player agent services to professional basketball players, including, but not limited to, contract negotiation, professional and personal advisory services, and the identification and exploitation of endorsement and marketing opportunities. In connection with the formation of WWBM, its President and Vice President each signed five year employment agreements with WWBM, effective September 1, 1996, pursuant to which they assigned their respective rights and interests in the revenues generated by players signed before 1996 and any players they sign to valid player's representation agreements during their employment by WWBM. In the Summer of 1998, the Company severed its relationship with these officers and, since such time, WWBM has not actively pursued representation agreements with professional basketball players for contract advisory services. The Company currently receives revenue from an agreement with one National Basketball Association ("NBA") player, Mr. Derek Anderson.

       For the year ended December 31, 1999, WWBM generated revenues of $64,530.

       Worldwide Marketing Division

       The WWTS marketing division caters to the development of commercial and marketing opportunities for athletes and entertainers, including the Company's clients. The Marketing Division seeks to generate opportunities for non-sport exploitation of all of the Company's clients' names and personalities by focusing on the lucrative merchandising, endorsement, public appearance and licensing opportunities available to today's better known athletes. For these efforts, the Company receives a percentage of any revenues generated by these opportunities as a commission, customarily ranging from 10% and 20%. The Marketing Division also endeavors to arrange marketing opportunities and public appearances for the athletes of other agencies, in which event the Company customarily shares up to 50% of the commission generated. WWMD currently represents NASCAR racing teams and NASCAR race car drivers such as Chad Chaffin. In November 1998, WWMD procured a three primary sponsorship from Castrol North America, Inc. for Brewco Motorsports' racing car driven by
Mr. Casey Atwood in the NASCAR Busch Grand National Series.

         In March 2000 WWMD announced that it had procured seven licensing contracts on behalf of Crews, Inc., a worldwide leader in eye and face protection products based in Memphis, Tennessee. The licensing contracts are with prominent NASCAR race car teams, drivers and sponsors, including 1999 Winston Cup Champion and the Winner of the 2000 Daytona 500, Dale Jarrett;
1999 NASCAR rookie of the year, Tony Stewart; prominent Winston Cup drivers Bobby Labonte; Rusty Wallace; Terry Labonte, Ricky Rudd and Busch Grand
National Series driver Casey Atwood. These licensing contracts relate to Crews, Inc. licensing the marks for the drivers' names, likeness, likeness of car, name of sponsor, team names and logos for the use on Crews' eye and face safety glasses. Production and sale of these items on a mass scale is planned by Crews to commence in April 2000.

       For the year ended December 31, 1999, the Marketing Division generated revenues of $181,475.

       Worldwide Memorabilia Division

       In March 1998, for the purpose of promoting and marketing sports and entertainment memorabilia the Company established the Worldwide Memorabilia Division of WWTS. The Company has accumulated an inventory of sports memorabilia, principally professional football, baseball, basketball and hockey memorabilia. The memorabilia includes autographed athletic attire, equipment, lithographs, and sports paraphernalia used by prominent athletes. In 1999, the Company terminated its relationship with the executive principally responsible for operating the Memorabilia Division. The Company is presently planning on selling its memorabilia inventory through its Internet subsidiaries, Sportcut.com and HOB as well as through auction sites on the Internet.

       For the year ended December 31, 1999, the Memorabilia Division generated revenues of $160,525.

COMPETITION

       The Company's Internet subsidiaries Sportcut.com and HOB face intense competition from numerous Internet sports and entertainment companies many of which are better capitalized than Sportcut.com and HOB and/or have relationships or are owned by major media companies such as CBS Sportsline, Espn and Cnn/SI. The market for sports entertainment content is large. IntelliQuest estimates that more than half of U.S. Internet users--approximately 32 million adults presently--use the World Wide Web to gather sports information. Yahoo's sports index yields almost 4,000 sites for basketball alone. According to Media Metrix Inc., 5 out of the top 15 Internet sites in October 1999 were sports or entertainment sites. The Company believes that traditional large-scale sports websites such as CBS Sportsline, Espn, and CNN/SI emphasize sports news information. By contrast, Sportcut.com and HOB seek to present their visitors with the behind the scenes access to provocative sports and entertainment celebrities and the business of sports and entertainment in a model emphasizing interactive technology. There can be no assurance however that such a model will be successful of if successful will not applied by a company with more resources than the Company.

         Likewise, The Company faces intense competition from an increasingly crowded field of sports agents. As professional athletes' salaries continue to grow, and the opportunities for additional revenues from commercial exploitation and endorsements expand, more agents enter into this field, which has limited barriers to entry. In spite of the growing number of agents, each major professional sport is dominated by one or two major agencies, representing a substantial number of players, including those who generate the highest salaries. This concentration of the recognized revenue generating athletes in the hands of a few agents presents a potential barrier which could prevent the Team Sports Division from realizing its growth objectives.

       The Marketing Division also faces competition from more established and experienced agencies such as Nike Sports Management, Steiner Sport Marketing, SFX Entertainment, Inc., and Advantage International, which currently provide endorsement opportunities to athletes. There are no barriers to entry in this industry and success is dependent upon establishing and maintaining relationships with persons and entities capable of providing endorsement opportunities and identifying trends and issues to capitalize on fleeting popular currents. Since the Company's October 1996 public offering, additional companies, such as SFX Entertainment Inc. have become public companies and have contributed to a consolidation of sports management and marketing agencies.

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

EMPLOYEES

       At December 31, 1999, the Company and its subsidiaries in the aggregate had 34 employees. Fourteen of such persons perform executive functions, three are Agents, two are marketing executives and fifteen perform clerical or administrative functions. Subsequently, the Company expanded its number of employees by the acquisition of HOB which is operated by two executives, Mr. Gary Randall and Mr. Douglass Fischer, and by hiring Mr. Michael Katz as chief sportswriter for HOB. The Company believes the number of persons currently employed is adequate to conduct the Company's current level of business operations. However, because of the service nature of the sports management industry, and the Company's plan to expand its Internet network of sports entertainment properties, the Company intends to seek to add new management personnel to help operate its businesses.

ITEM 2.  DESCRIPTION OF PROPERTIES

       The Company's principal executive offices are currently located at 29 Northfield Avenue, West Orange, New Jersey. The Company currently occupies approximately 1,500 square feet of space, for which the Company pays a monthly base rental of approximately $1,950. Until February 1999, the Company leased a boxing training facility, comprising approximately 2,000 square feet, on a month-to-month basis, at a base monthly rental of $1,500.

Sportcut.com leased approximately 5,000 s.f. in New York City in December 1999 at 276 Fifth Avenue. The Company is anticipating leasing an additional 1900 s.f. of space in the spring 2000 in the same building as the Sportcut.com office to provide offices for certain of its sports agency executives and its legal counsel who will be actively involved in providing assistance to Sportcut.com.

ITEM 3.  LEGAL PROCEEDINGS

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

        In 1999, the Company filed an action against Mr. Darnell Jones and Summit Management International, Inc. in New York Supreme Court to recover the sum of $41,000 plus interest and attorneys fees due and owing under the terms of a promissory note issued by such defendants in favor of the Company. The defendants failed to answer such action and the Company obtained a default judgment against them in the amount of $45,921.60. To date, the Company has been unable to execute on such judgment against the defendants, and there is no assurance regarding what recovery, if any, the Company will be able to obtain from these defendants.

         In November 1999, the Company and Sportcut.com entered into a final settlement of their relationship with Bsquared Communications, Inc., a technology consulting firm("Bsquared"), which they had retained in April 1999 to help develop the Sportcut Website. This final settlement enabled the staff of executives hired by Bsquared to develop the Sportcut Website to become full-time executives of Sportcut, thereby assuring that Sportcut.com would have a dedicated full-time staff to operate its business at its launch in November 1999 and in the future.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company held an Annual Meeting of Stockholders (the "Meeting") on December 17, 1999 at the Sheraton Parsippany Hotel in Parsippany, New Jersey. At the Meeting, the Stockholders approved each of the five proposals submitted by Management of the Company. The five proposals each of which was approved by the shareholders of the Company were as follows:

(1)            To elect seven members to the Board of Directors of the Company.
               The seven members elected were: Marc Roberts (12,448420 votes for, 33,847 votes against);Allan Cohen (12,444,243 votes for, 38,014 votes against); Herbert Kozlov(12,448,410 votes for, 33,847 votes against);Harvey Silverman(12,448,410 votes for, 33,847 votes against); Charles Koppelman (12,448,410 votes for, 33,847 votes against); Jordan Schlachter (12,448,410 votes for, 33,847 votes against); and John D'Angelo(12,448,410 votes for, 33,847 votes against).
(2) To consider and vote upon a proposal to adopt the Company's 1999 Stock Option Plan (the "1999 Stock Option Plan"). This 1999 Stock Option Plan authorized the Company to issue up to 2,000,000 options to acquire common stock of the Company to employees. The shareholders of the Company approved this proposal by 7,827,166 votes for, 331,110 votes against, and 202,450 abstentions.
(3) To consider and vote upon a proposal to amend the Company's Certificate of Incorporation to (i) increase the number of authorized shares of the Company's common stock from 20,000,000 to 60,000,000 shares and (ii) to increase the number of authorized shares of the Company's "blank check" Preferred Stock from 5,000 shares to 5,000,000 shares. The shareholders of the Company approved this proposal by 7,911,930 votes for, 419,846 votes against and 28,950 abstentions.
(4) To consider and vote upon (i) a proposal to authorize the Company to sell an additional 2,400,000 shares of common stock in the second stage of a private placement of up to 5,000,000 shares in the aggregate, in order to raise up to $6,000,000 to finance the Company's Internet subsidiary, Sportcut.com and for general corporate purposes; and (ii) certain compensation payable to the placement agent in connection therewith. The shareholders of the Company approved this proposal by 8,240,019 votes for, 103,554 votes against and 17,263 abstentions.
(5) To ratify the selection of Friedman Alpren & Green LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

               The shareholders of the Company approved this proposal by 12,346,276 votes for, 16,881 votes against and 119,100 abstentions.




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




                                          Common Stock                       Warrants
                                          ------------                       ---------
                                          High     Low                      High    Low
 1998  First Quarter                      2 29/32    1 1/2                  .563    .250
       Second Quarter                     3 1/4       -                     .563    .0156
       Third Quarter                      2 3/8      1 3/8                  .438    .063
       Fourth Quarter                     2 1/16     1 3/8                  .250    .094


  1999 First Quarter                      2 1/4     1 1/4                   .375   .094
       Second Quarter                     4 7/16    1 3/8                   .813   .094
       Third Quarter                      2 30/32   1 1/2                   .594   .281
       Fourth Quarter                     2 31/32   1 1/8                   .594   .188

       As of December 31, 1999, the approximate number of holders of record of shares of the Company's Common Stock was 2,033.

       The Company has not paid a cash dividend on the Common Stock since its public offering in October 1996. The Company intends to retain future earnings for use in its operations and, accordingly, does not intend to pay cash dividends in the foreseeable future.

         The Company completed a secondary offering of its Common Stock in February 1999. The Company sold 4,333,333 shares of its Common Stock at $1.50 per share producing aggregate proceeds of $6,500,000. Underwriting commissions totaling $871,995 were paid to the underwriter (Bell Securities, Inc.) and the selected dealers in the offering (Everen Securities, May Davis Group, Janssen Associates, Rochdale Securities, Trautman Kramer Co. and William Scott Co).

         The Company sold an aggregate of 4,337,112 shares of its Common Stock in 1999 in a private placement with Janssen Partners, Inc. ("Janssen"), as the placement agent. The sales of such Common Stock and the aggregate proceeds from each sale occurred as follows:

         Date                       Shares      Price Per Share            Aggregate Proceeds
         October 5, 1999           1,138,057        $1.34                      $1,525,000
         November 1, 1999          1,181,100        $1.27                      $1,500,000
         December 1, 1999            151,516        $1.65                      $  250,000
         December 23, 1999         1,866,439        $1.46                      $2,725,000


         Janssen received as compensation for such private placement the following compensation:900,000 shares of restricted Common Stock; 900,000 warrants to acquire Common Stock at an exercise price of $1.50, exercisable for five years; 250 shares of common stock of Sportcut.com, representing 5% of the then outstanding shares of common stock of Sportcut.com; cash commissions of $910,000 and a monthly consulting fee of $20,000 per month for a period of three years.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

General

       Worldwide Entertainment & Sports Corp. (the "Company") was organized in August 1995, and since such date has succeeded to the business operations of various entities engaged in the management of professional boxers, each controlled by the Company's Chief Executive Officer. In January 1996, the Company established its Teams Sports Division through the formation of Worldwide Team Sports, Inc. ("WWTS"). In August 1996, for the purpose of providing agency, marketing and management services to professional basketball players, the

Company formed Worldwide Basketball Management, Inc. ("WWBM"). However, in August 1998, the Company terminated its employment of the two executives operating WWBM and since such date, WWBM has largely been inactive. In March 1997, the Company established Worldwide Football Management Inc. ("WWFM"), as a separate entity to continue its agency, marketing and management services to professional football players. The Company has only limited experience in the field of player agency and contract advisory services.

       In March 1998, for the purpose of promoting and marketing sports and entertainment memorabilia, the Company established the Worldwide Memorabilia Division of WWTS. the Company has accumulated a catalog of professional and amateur football, baseball, basketball and hockey memorabilia. This memorabilia includes autographed athletic attire, sports equipment, and lithographs and other sports paraphernalia used by prominent athletes. The Company terminated its relationship with the executive principally in charge of operating its Memorabilia Division in 1999 and is presently planning on utilizing its memorabilia inventory for sale on its Internet subsidiaries, Sportcut.com and HOB websites, as well as through auction on other Internet websites. The Company has limited experience with sports memorabilia sales.

         In April 1999, the Company formed its Internet subsidiary, Sportcut.com to develop a sports themed Internet business. Subsequently, in February 2000, the Company acquired HOB, a boxing website, for cash and stock totaling approximately $1,000,000 and payable over a five year term. The Company further announced in February 2000 that it was broadening its Internet strategy to consider possible acquisitions of a variety of sports and/or entertainment Internet companies and establish a sports Internet network of companies. In conjunction with the announcement of this Internet strategy, the Company acquired HOB. The Company intends to continue to spend significant sums to fund the operations of its existing Internet subsidiaries, Sportcut.com and HOB and to pursue potential acquisitions of additional sports and/or entertainment Internet companies. The Company's Internet strategy will require significant capital expenditures and there can be no assurance that the Company or its Internet subsidiaries will be able to raise the capital funds necessary to continue their operations.

         In addition, establishing and maintaining a presence in each of the Company's areas of concentration, (i.e., boxing management and team sports player agency) requires significant expenditures. Each sports specific division must retain the services of qualified agents, develop a roster of clients, establish relationships within their prospective sports and develop support services to provide to the athletes. Only a portion of such expenses incurred by the Company will result in the engagement by a client of the Company's services, and it is often uncertain the extent to which, even if retained, a target client will generate significant revenues to the Company. In addition, the Company incurs significant training expenses for the boxers under the Company's management, not all of which are directly reimbursed pursuant to bout agreements for such boxers. In the development of a boxer, particularly a young amateur boxer, into a professional boxer who can command significant purses, such expenses can be incurred over a period of years and constitute hundreds of thousands of dollars or more. The Company must continuously incur such expenses in contemplation of future revenues, the receipt of which is uncertain.

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

       The timing of receipt of revenues by the Company is subject to seasonal variations with respect to revenues generated from the negotiation of player contracts and subject to irregular patterns in the case of boxing purse revenues as a result of the irregular occurrence of bouts. In addition, the size of the Company's revenues can change based upon the success or failure of the Company's boxers or the negotiation of player contracts with significant bonus provisions. The Company's WWFM subsidiary can be expected to spend significantly during the first eight months of each calendar year (particularly July through January ) for recruitment and related expenses, and to receive its revenues during the first four months of the year following the NFL season. If the Company were to expand into the representation of baseball players (or other professional athletes with a spring/summer season), of which there can be no assurance, the effects of such seasonality would be diminished. In August 1998, the Company severed its relationship with its only NBA player's agent and the Company is not actively recruiting prospective clients in the NBA. Accordingly, the Company presently expects that it will not receive revenues attributable to WWBM, except from one NBA player pursuant to a settlement agreement of marketing commissions owed to the Company based upon its procurement of a endorsement contract for such NBA player with Nike, Inc.


YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

       Net revenues for the fiscal year ended December 31, 1999 were $1,118,243 as compared to $1,577,834 for the fiscal year ended December 31, 1998. Purse income decreased to $231,011 for 1999, as compared to $471,929 for 1998, primarily because the boxing division did not have any championship bouts in 1999 and in 1998 Shannon Briggs fought Lennox Lewis in a heavyweight championship fight for a sizable purse. In addition, during the year ended December 31, 1999, the Company recognized merchandise revenues from the sale of memorabilia amounting to $160,525 compared to memorabilia sales in 1998 of $266,108. The year ended December 31, 1999 reflects an increase in contract agency fees to $475,929 as compared to $403,086 in 1998, as a result of the receipt in 1999 of additional revenues from players signed in 1998 by the Company's WWFM subsidiaries and agency fees earned from the negotiation of multi-million dollar contracts in 1999 for Charles Johnson, O.J. McDuffie, Antonio Freeman and Tyrone Wheatley. In 1999, the Company's Motorsports Division had revenues of $149,700 compared to $70,000 revenues from the Motorsports Division in 1998. The contract agency fees in 1999 include $445,623 and $64,530 generated by the Company's football and basketball operations, respectively, as compared to revenues of $238,130 and $105,539 generated by its football and basketball operations, respectively, in 1998. In addition, during 1999, marketing fee income decreased to $181,475, as compared to $238,491, principally as a result of the departure in 1999 of the executive in charge of the Marketing Division of WWTS.

      Total costs and expenses for the year ended December 31, 1999 increased to $11,737,692, as compared to $5,762,046 for 1998. During 1999, $6,162,726 of these expenses were non-cash charges related to the issuance of securities for compensation and settlement costs. Boxing, training and related expenses amounted to $886,521 for the year ended December 31, 1999 compared to $625,344 for 1998. The principal reason for the increase was the added expenses incurred from the joint venture agreements entered into by the Company in 1999 which resulted in an increase in the number of boxers managed by the Company and a corresponding increase in the expenses incurred in such management. Promotion and other operating expenses increased to $10,681,267 for 1999 as compared to $4,768,552 for 1998. Such increase was principally due to the increase in total salaries arising from the hiring of entire staff of 25 full-time executives for the Company's Internet subsidiary, Sportcut.com, founded in 1999. Included in the expenses for the year ended December 31, 1999 is $169,904, compared to $359,195 in 1998 of costs of products sold and related services relating to sports memorabilia sold by the Company during 1999. Promotional and recruiting expenses, consisting largely of promotional, advertising, public relations and website expenses, plus travel and entertainment expenses, increased from $1,066,392 in 1998 to $2,086,955 in 1999. In addition, professional and consulting fees in 1999 aggregated $2,115,370, as a result of the Company's increased legal and financial consulting fees incurred in 1999 due to incurring additional expenses in connection with the development of the Sportcut.com and in pursuing several business transactions which ultimately were not consummated. In 1999, the Company continued its use of outside consultants in connection with its increased level of activity in its agency businesses.

         During the second, third and fourth quarters of 1999, the Company invested approximately $3,589,000 in the formation of its Sportcut.com. subsidiary including the development of its Sportcut website through which Sportcut.com is conducting its operations. These expenses have no comparison to expenses in 1998 but the Company presently anticipates maintaining at least this level of expenditure in the coming years as it undertakes its Internet website development plans.

       As a result of the foregoing, net loss for the year ended December 31, 1999 increased to $10,522,544 as compared to $4,107,619 for December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal source of operating capital has been provided by public and private sales of the Company's equity securities, as supplemented by revenues from operations. At December 31, 1999, the Company had a working capital of $4,306,777. In February 1999, the Company supplemented its working capital by receiving net proceeds of approximately $5,625,000 from a public offering of 4,333,333 shares of its common stock. In December 1999, the Company completed a private placement of 4,337,112 shares of its common stock and received net proceeds of approximately $5,090,000 from such private placement.

       The Company's material commitments for capital expenditure are the operations of its Internet subsidiaries, and management salaries, anticipated training expenses and recruitment expenses for the Company's sports agency business. The Company's Internet subsidiaries, Sportcut.com and HOB will continue to need substantial capital funding in excess of $1,000,000 during the next twelve months. The Company and its subsidiaries, Sportcut.com and HOB will need to seek such funding because the Company's current cash and cash equivalents and anticipated cash flow from operations is insufficient to support the Company's operations and the capital necessary to support the operations of Sportcut.com and HOB. The Company projects that the Company's management salaries are approximately $875,000 per annum for the Company's management, which could increase if the Company develops a need for additional executive management. Training expenses for the year are estimated at approximately $600,000, depending upon the number of bouts for which the Company's boxers must train. Recruitment and promotional expenses are estimated to approximate $1,000,000, subject to variations depending upon player availability and recruiting success. The foregoing represents the expected significant uses of working capital during the next twelve months. The Company believes that its current cash and cash equivalents, and cash flow from anticipated operations, will be sufficient to fund its operations and the operations of its subsidiaries, Sportcut.com and HOB for the next three months. However, there can be no assurance that the Company will have sufficient revenues after such time to fund either its operating requirements or the operating requirements of Sportcut.com and HOB or that Sportcut.com and HOB will be able to generate sufficient revenues to fund their respective operations. Accordingly, the Company and/or its subsidiaries Sportcut.com and HOB may be required to seek additional financing through bank borrowings, private or public debt or equity financing or otherwise. There can be no assurance that any such financing will be available to the Company or to Sportcut.com or HOB on favorable terms, if at all.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The directors and executive officers of the Company are as follows:



Name                      Age             Position
----                      ---             --------
Marc Roberts              40              President, Chief Executive Officer,
                                          President of Worldwide and Director
Charles Koppelman         59              Director and Chairman of Sportcut.com,Inc.
Roy Roberts               61              Chief Financial Officer, Director
Allan Cohen, M.D.         58              Director
Herbert F. Kozlov         46              Director, Secretary
Harvey Silverman          59              Director
Joel Segal                36              President, Worldwide Football Management, Inc.
John D'Angelo             43              In-House General Counsel and Director
Jordan Schlachter         31              Director and Chief Executive Officer
                                          of Sportcut.com, Inc.




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

       Roy Roberts has been Chief Financial Officer of the Company since its inception. Mr. Roberts devotes his full time and attention to the Company. Since 1991, Mr. Roberts has served as the President of Sparkle Industries, a commercial maintenance company in New Jersey. He also served, until 1995, as the Chairman and Chief Operating Office of Palisades Entertainment, Inc., a motion picture film distributor specializing in special interest, rock and roll and animation films. Mr. Roberts is Marc Roberts' father.

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

Mr. Silverman is a former Governor on the American Stock Exchange and a director of Intermarket Clearing Corp.

       Charles Koppelman has been a director of the Company since June 1999. Mr. Koppelman is Chairman and Chief Executive Officer of CAK Universal Credit Corp., an entertainment finance company. He is also on the arts board at Tufts University and is a Trustee of north Shore hospital. He is also on the Board of governors of New York Hospital and sits on the Dean's Counsel at Hofstra Law School. He was previously Chairman and Chief Executive Officer of EMI Records Group North America.

       Joel Segal has been President of WWFM since April 1997. Mr. Segal has been a registered NFL contract advisor for more than the past five years. Prior to joining WWFM, Mr. Segal engaged in such business as a sole proprietor. Mr. Segal is an attorney admitted to practice in the states of New York and Connecticut.

         John D'Angelo has been In-House Counsel of the Company since April 1998 and a director of the Company since July 1999. Mr. D'Angelo is a graduate of Cornell University and The University of Virginia School of Law.

         Jordan Schlachter has been Director of the Company and Chief Executive Officer of Sportcut.com, Inc. since September 1999. Previously, he been employed by the National Basketball Association since 1991, most recently as Director of Financial Planning and Analysis. He received a B.A. from Harvard University and an MBA from New York University.

       To the Company's knowledge, based upon a review of Forms 4 and 5 and any amendments thereto, submitted to the Company, all Directors, Officers, and Beneficial Owners of more than 10% of the Common Stock of the Company have filed all reports required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

       The following table sets forth the aggregate compensation paid by the Company to the Chief Executive Officer and President, and certain other executive officers of the Company for services rendered to the Company by such persons during the years ended December 31, 1999 and 1998.

                          Summary Compensation Table(1)




                                                                Salary              Bonus             Options/SARs
Name and Principal Position                    Year               ($)                ($)                   (#)
---------------------------                    ----             -----               -----             ------------
Marc Roberts                                   1999            $195,000            $40,000              175,000
Chief Executive Officer, President             1998            $215,000                --                65,000

Roy Roberts                                    1999            $120,000                --               112,500
Chief Financial Officer                        1998            $120,000                --               125,000

Joel Segal                                     1999            $140,000            $50,000               50,000
President, Worldwide Football                  1998            $140,000                --               200,000
  Management, Inc.

John D'Angelo                                  1999            $60,000                 --                50,000
In-House General Counsel                       1998            $0                      --               200,000




--------------------
(1) Other compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus of the Officer for the year.

       The following table sets forth information with respect to certain stock options granted to the named executive officers during the year ended December 31, 1999.

                                   Option Grants in Year Ended December 31, 1999



                                      Number of           Percent of Total
                                       Shares             Options Granted
                                      Underlying            to Employees      Exercise Price
              Name                      Option            in Fiscal Year(1)      Per Share        Expiration Date
              ----                    ----------          -----------------  - -------------      ----------------
Marc Roberts                            125,000                   20.8%             $2.13               2/10/09
                                         50,000                    8.3%             $2.25               3/29/04

Roy Roberts                              62,500                   10.4%             $2.13               2/10/09
                                         25,000                    4.2%             $2.25               3/29/04
                                         25,000                    4.2%             $2.25               6/14/99

John D'Angelo                            50,000                    8.3%             $2.13               3/29/04


--------------------

(1) Does not include options granted to non-employee directors or independent consultants.

COMPENSATION OF DIRECTORS

       The Company has no standard arrangements, pursuant to which the directors of the Company are compensated.

       In February 1999 and in March 1999, the Company granted to each of its non-employee directors options to purchase shares of common stock. Options granted in February 1999 are exercisable at $2.13 per share for a ten year period, and options granted in March 1999 are exercisable at $2.25 per share over a five year term. Messrs. Kozlov and Silverman each received an option to purchase 62,500 shares and 50,000 shares of Common Stock of the Company, in February and March, respectively.

In June 1999, the Company announced that in connection with his appointment to the Company's Board of Directors, the Company issued Charles Koppelman a total of 500,000 restricted shares of Common Stock in exchange for Mr. Koppelman's agreement to serve for a minimum three year term on the Company's Board of Directors.

        Pursuant to an Agreement dated as of October 12, 1999 among Charles Koppelman ("Koppelman), Worldwide Entertainment & Sports Corporation ("The Company") and Sportcut.com, Inc. ("Sportcut"), Koppelman agreed to serve Chairman of Sportcut for a minimum three-year term through October 31, 2002. As compensation for Koppelman's services as Chairman, the Company and Sportcut agreed to compensate Koppelman as follows: (A) Sportcut shall issue 250 shares of Sportcut common stock representing 5% of Sportcut's outstanding capital stock to Koppelman, which shall not be diluted except in the event of either (i) an underwritten public offering of Sportcut shares or (ii) a merger, sale or acquisition transaction involving Sportcut (except if such transaction is with the Company or an affiliate of the Company); (B) The Company shall issue Koppelman a warrant to purchase up to an aggregate of 375,000 shares of Common Stock at an exercise price of $2.00 per share subject to the following conditions:
         (A) a warrant to acquire 125,000 shares of Common Stock in the event that the Company and/or Sportcut.com raises at least $5,000,000 on or before the expiration of six months from October 12, 1999;
         (B) a warrant to acquire 125,000 shares of Common Stock in the event that the Company and/or Sportcut.com raises at least $7,500,000 on or before the expiration of twelve months from October 12, 1999; and
         (C) a warrant to acquire 125,000 shares of Common Stock in the event that the Company and/or Sportcut.com raises at least $10,000,000 on or before the expiration of eighteen months from October 12, 1999.

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

         Certain other executive officers of the Company have employment agreements. Mr. Jay Schulthess executed a five year employment agreement with the Company in April 1998 becoming President of the Motorsports Division of the Company. Mr. Schulthess' base salary is $90,000 during the term of the agreement with additional incentives in the form of bonuses and stock options based upon Mr. Schluthess' achieving certain objective financial results. The Company also granted Mr. Schulthess an option to acquire 25,000 shares of common stock of the Company at an exercise price of $2.00 with such option being exercisable over a five year term.

         In January 1996, the Company entered into an employment agreement with Mr. Ryan Schinman as Executive Vice President at an annual salary of $100,000 per year. Mr. Schinman resigned from the Company in March 1999.

         On June 23, 1999, the Company also entered into a one year employment agreement with Mr. Laurence Gottlieb as Executive Vice President at an annual salary of $185,000 and issued Mr. Gottlieb 20,000 shares of restricted common stock of the Company and granted Mr. Gottlieb options to purchase up to 20,000 shares of common stock of the Company at an exercise price of $2.000 with such option being exercisable over a five year term.

       Mr. Jordan Schlacter is presently employed as the Chief Executive Officer of Sportcut.com and is earning a annual salary of $160,000.

       Mr. John D'Angelo is presently employed as the In-House General Counsel of the Company and its Internet subsidiaries, Sportcut.com and HOB at an annual salary of $115,000 per year.

ITEM 11. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, each director, and all officers and directors of the Company as a group as of March 31, 2000.



                                                      NUMBER         PERCENTAGE OF COMMON STOCK
NAME AND ADDRESS(1)                                 OF SHARES            BENEFICIALLY OWNED
-------------------                                 ---------        ---------------------------
Marc Roberts                                      1,964,966(2)                11.3%
Roy Roberts                                         360,834(3)                 2.1%
Allan Cohen, M.D                                    161,667(4)                 0.9%
Herbert F. Kozlov                                   579,000(5)                 3.3%
Harvey Silverman                                    410,834(6)                 2.4%
Charles Koppelman                                   875,000(7)                 5.0%
John D'Angelo                                       319,971(8)                 1.8%
Joel Segal                                          350,000(9)                 2.0%
Laurence Gottlieb                                    40,000(10)                0.2%
Jordan Schlachter                                         0
All officers and directors as a group
(10 persons)                                      5,062,272(11)               29.0%




-------------------
(1) The address of all of the beneficial owners is that of the Company's principal executive office.

(2) Includes 380,000 shares which may be acquired upon the exercise of currently exercisable options and warrants.

(3) Includes 277,500 shares which may be acquired upon the exercise of currently exercisable options and warrants.

(4) Includes 145,000 shares which may be acquired upon the exercise of currently exercisable options and warrants.

(5) Does not include shares and warrants to acquire additional shares held by members of a law firm of which Mr. Kozlov is a member. Mr. Kozlov disclaims beneficial ownership of such shares. Includes 8,000 shares held under the NYUGMA for the benefit of his minor children and 288,500 shares which may be acquired upon the exercise of currently exercisable options.

(6) Includes 232,500 shares which may be acquired upon the exercise of currently exercisable options.

(7) Includes 375,000 shares which may be acquired upon the exercise of currently exercisable options and warrants.

(8) Includes 200,000 shares issuable upon exercise of currently exercisable options.

(9) Includes 100,000 shares issuable upon exercise of currently exercisable options.

(10) Includes 20,000 shares issuable upon exercise of currently exercisable options.

(11) Includes 1,726,500 shares issuable upon exercise of currently exercisable options and warrants.

STOCK OPTION PLAN

         On December 2000, the shareholders of the Company approved the Company's adoption of the 1999 Stock Option Plan(the "SOP"), covering 2,000,000 shares of the Company's Common Stock, $.01 par value, pursuant to which officers, directors and key employees of the Company are eligible to receive incentive and/or non-qualified stock options. The SOP is administered by the Board of Directors or a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions of purchase of options is determined by the Board or committee at its sole discretion. The purpose of the SOP is to attract and retain persons instrumental to the success of the Company. Incentive stock options granted under the SOP are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the SOP to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. At December 31, 1999, no options have been granted under the SOP.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


       The Company terminated a Shareholders Agreement with Michael Goodson and Erik Rudolph effective August 1998. The Shareholders Agreement governed the ownership interest of Mr. Goodson and Mr. Rudolph in WWBM. As part of such termination, the Company negotiated a financial settlement with Mr. Goodson pursuant to which he released any claim for any ownership of WWBM in exchange for a settlement of $15,000. Mr. Rudolph and the Company have not engaged in any settlement discussions regarding this matter in 1999.

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

         In June 1999, the Company announced that Mr. Charles Koppelman had joined the Company's Board of Directors. Mr. Koppelman has a long and distinguished career in the entertainment industry and is currently Chairman and Chief Executive Officer of CAK Universal Credit Corp., a leading entertainment finance company. He is also former Chairman and Chief Executive Officer of EMI Records Group North America. In connection with such appointment, the Company issued Mr. Koppelman a total of 500,000 restricted shares of Common Stock in exchange for Mr. Koppelman's agreement to serve for a minimum three year term on the Company's Board of Directors.

        Pursuant to an Agreement dated as of October 12, 1999 among Charles Koppelman ("Koppelman"), Worldwide Entertainment & Sports Corporation ("The Company") and Sportcut.com, Inc. ("Sportcut"), Koppelman agreed to serve Chairman of Sportcut for a minimum three-year term through October 31, 2002. Sportcut.com is developing an Internet e-commerce business dedicated to providing viewers with live information and various products and services related to sports and entertainment that launched in the late Fall of 1999.

        As compensation for Koppelman's services as Chairman, the Company and Sportcut agreed to compensate Koppelman as follows: (A) Sportcut shall issue 250 shares of Sportcut common stock representing 5% of Sportcut's outstanding capital stock to Koppelman, which shall not be diluted except in the event of either (i) an underwritten public offering of Sportcut shares or (ii) a merger, sale or acquisition transaction involving Sportcut (except if such transaction is with the Company or an affiliate of the Company); (B) The Company shall issue Koppelman a warrant to purchase up to an aggregate of 375,000 shares of Common Stock at an exercise price of $2.00 per share subject to the following conditions:
         (D) a warrant to acquire 125,000 shares of Common Stock in the event that the Company and/or Sportcut.com raises at least $5,000,000 on or before the expiration of six months from October 12, 1999;
         (E) a warrant to acquire 125,000 shares of Common Stock in the event that the Company and/or Sportcut.com raises at least $7,500,000 on or before the expiration of twelve months from October 12, 1999; and
         (F) a warrant to acquire 125,000 shares of Common Stock in the event that the Company and/or Sportcut.com raises at least $10,000,000 on or before the expiration of eighteen months from October 12, 1999.

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

ITEM 13. Exhibits, List and Reports on Form 8-K

1. Form 8K filed on February 18, 2000 in connection with acquisition by the Company of Houseofboxing.com website.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report                                                   F-1

Consolidated Balance Sheet as of December 31, 1999 and 1998                    F-3

Consolidated Statement of Operations
   Years Ended December 31, 1999 and 1998                                      F-4

Consolidated Statement of Cash Flows
   Years Ended December 31, 1999 and 1998                                      F-5

Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
   Years Ended December 31, 1999 and 1998                                      F-6

Notes to Consolidated Financial Statements                                  F-7 -- F-21

                                  [LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT




TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   WORLDWIDE ENTERTAINMENT & SPORTS CORP.


           We have audited the accompanying consolidated balance sheet of WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficiency) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

           The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                      Friedman Alpren & Green LLP

New York, New York
March 3, 2000

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1999 AND 1998


                                     ASSETS

                                                                                1999            1998
                                                                          ------------     ------------
Current assets
   Cash and cash equivalents                                              $  2,733,050     $    115,160
   Certificates of deposit and mutual funds                                    169,092             -
   Accounts and loans receivable, less allowance for doubtful
     accounts of $303,544 and $276,208                                         473,018          294,078
   Prepaid expenses and other current assets                                 1,574,640           25,318
   Due from boxers, less allowance of $524,002 and $493,295                    327,697          130,335
   Inventories                                                                  55,762          110,207
                                                                          ------------     ------------
           Total current assets                                              5,333,259          675,098

Property and equipment - at cost, less accumulated depreciation
   and amortization                                                          1,699,941           58,155

Deferred stock offering costs                                                    -              281,606
Due from related party, less allowance of $108,094                               -                -
Investment in joint venture                                                     75,000            -
                                                                          ------------     ------------

                                                                          $  7,108,200     $  1,014,859
                                                                          ============     ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Notes payable                                                          $    121,920     $    100,000
   Accounts payable and accrued expenses                                       898,562          759,001
   Loans payable                                                                 -              102,662
   Escrow payable                                                                6,000           76,605
                                                                          ------------     ------------

           Total current liabilities                                         1,026,482        1,038,268
                                                                          ------------     ------------

Commitments and contingencies                                                    -                -

Stockholders' equity (deficiency)
   Preferred stock, $.01 par value; 5,000,000 shares authorized,
     none issued                                                                 -                -
   Common stock, $.01 par value; 60,000,000 shares authorized,
     17,437,375 and 7,337,197 shares issued                                    174,374           73,372
   Additional paid-in capital                                               26,795,126       10,268,457
   Accumulated deficit                                                     (20,875,432)     (10,352,888)
   Demand note receivable for common stock                                     (12,350)         (12,350)
                                                                          ------------     ------------

                                                                             6,081,718          (23,409)
                                                                          ------------     ------------

                                                                          $  7,108,200     $  1,014,859
                                                                          ============     ============


The accompanying notes are an integral part of these consolidated financial statements.


             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                                                               1999           1998
                                                                                          ------------   ------------
Revenues
   Purses                                                                                 $    231,011    $    471,929
   Contract and agency fees                                                                    475,929         403,086
   Endorsements and marketing fees                                                             181,475         256,091
   Ticket revenues                                                                              69,303         180,620
   Merchandise revenues                                                                        160,525         266,108
                                                                                          ------------    ------------
                                                                                             1,118,243       1,577,834
                                                                                          ------------    ------------
Costs and expenses
   Cost of revenues                                                                            169,904         359,195
   Training and related expenses                                                               886,521         625,344
   Promotion                                                                                 1,328,274         262,069
   Selling, general and administrative expenses                                              9,352,993       4,515,438
                                                                                          ------------    ------------
                                                                                            11,737,692       5,762,046
                                                                                          ------------    ------------
           Loss from operations                                                            (10,619,449)     (4,184,212)
                                                                                          ------------    ------------
Other income
   Interest and dividend income                                                                 83,629          66,579
   Other                                                                                        20,066          13,446
                                                                                          ------------    ------------
                                                                                               103,695          80,025
                                                                                          ------------    ------------
           Loss before income taxes                                                        (10,515,754)     (4,104,187)
Income taxes                                                                                     6,790           3,437
                                                                                          ------------    ------------
           Net loss                                                                       $(10,522,544)   $ (4,107,624)
                                                                                          ============    ============
Weighted average common shares outstanding                                                  12,127,663       6,901,923
                                                                                          ============    ============
Basic and diluted loss per share                                                          $       (.87)   $       (.60)
                                                                                          ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                        1999                   1998
                                                                                  ---------------          ----------
Cash flows from operating activities
   Net loss                                                                          $(10,522,544)       $  (4,107,624)
   Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                                                       60,994               14,679
       Provision for doubtful accounts                                                    935,640              766,765
       Common stock issued for consulting and other services                            3,167,211              310,400
       Stock-based compensation                                                         2,995,515              145,801
       Changes in assets and liabilities
         Accounts receivable                                                             (482,484)            (332,777)
         Due from boxers                                                                 (721,364)            (123,917)
         Prepaid expenses and other assets                                             (1,549,322)               3,522
         Inventories                                                                       54,445             (110,207)
         Accounts payable and accrued expenses                                            139,561              541,037
         Escrow payable                                                                   (70,605)             (78,739)
                                                                                  ---------------      ---------------
           Net cash used in operating activities                                       (5,992,953)          (2,971,060)
                                                                                  ---------------      ---------------
Cash flows from investing activities
   Proceeds (purchases) of certificates of deposit and mutual funds                      (169,092)           1,060,049
   Acquisition of property and equipment                                               (1,702,780)             (51,805)
   Investment in joint venture                                                            (75,000)               -
   Due from related party                                                                (108,094)             (14,976)
                                                                                  ---------------      ---------------
           Net cash provided by (used in) investing activities                         (2,054,966)             993,268
                                                                                  ---------------      ---------------
Cash flows from financing activities
   Issuance of common stock                                                            12,500,298            1,535,209
   Deferred stock offering costs                                                            -                 (281,606)
   Proceeds from note and loans payable                                                     -                  202,662
   Repayment of notes payable                                                             (80,742)               -
   Private placement costs                                                             (1,753,747)            (108,450)
                                                                                  ---------------      ---------------
           Net cash provided by financing activities                                   10,665,809            1,347,815
                                                                                  ---------------      ---------------

Net increase (decrease) in cash and cash equivalents                                    2,617,890             (629,977)

Cash and cash equivalents, beginning of year                                              115,160              745,137
                                                                                  ---------------      ---------------
Cash and cash equivalents, end of year                                            $     2,733,050      $       115,160
                                                                                  ===============      ===============
Supplemental cash flow disclosures
   Income taxes paid                                                              $         6,790      $         2,837

Noncash financing activities
   Issuance of common stock for consulting and other services                           3,167,211              310,400
   Stock-based compensation charged to expense                                          2,995,515              145,801

The accompanying notes are an integral part of these consolidated financial statements.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                     YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                                                    Demand Note
                                                   Common Stock                 Additional                           Receivable
                                      -------------------------------------      Paid-in           Accumulated      for Common
                                           Shares               Amount           Capital             Deficit          Stock
                                      ----------------   ----------------    ----------------   ----------------    ------------
Balance, January 1, 1998                     6,262,197   $         62,622      $ 8,396,247      $ (6,245,264)       $    (12,350)
Issuance of common stock
   Consulting services                         100,000              1,000          159,000              -                   -
   Legal services                               65,000                650           77,350              -                   -
   Finder's fee                                 50,000                500           71,900              -                   -
   Football agent                              200,000              2,000           (2,000)             -                   -
   Private placements                          660,000              6,600        1,528,609              -                   -
   Cost of private placements                    -                  -             (108,450)             -                   -
Stock-based compensation - options               -                  -              145,801              -                   -
Net loss                                         -                  -                -            (4,107,624)               -
                                      ----------------   ----------------    -------------   ----------------      ------------
Balance, December 31, 1998                   7,337,197             73,372       10,268,457       (10,352,888)            (12,350)
Issuance of common stock
   Consulting and other services             1,349,333             13,494        3,084,216              -                   -
   Legal services                               50,000                500           69,000              -                   -
   Private placements                        8,700,845             87,008       12,413,291              -                   -
   Cost of private placements                    -                  -           (2,035,353)             -                   -
Stock-based compensation - options               -                  -            2,995,515              -                   -
Net loss                                         -                  -                -           (10,522,544)               -
                                      ----------------   ----------------    -------------   ----------------      -------------
Balance, December 31, 1999                  17,437,375   $        174,374     $ 26,795,126      $(20,875,432)      $     (12,350)
                                      ================   ================    =============   ================      =============


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

          SportCut.com, Inc. ("SCI"), which was incorporated in Delaware on April 30, 1999 to provide a sports entertainment Internet website that offers an on-line sports magazine, sports memorabilia auction, store, games and community features. SCI is owned 88.5% by WWES, 5% by the Chairman of the Board of Directors of SCI and the remaining 6.5% by other parties.


                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2 - GOING CONCERN

          The Company's consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred losses of $20,875,432 through December 31, 1999 and has annual operating costs of approximately $6 million to $12 million and no significant sources of revenue to mitigate these operating deficiencies. Management's plans include obtaining continued financing by issuing common stock while developing various marketing strategies. In conjunction with these plans, the Company has engaged consultants to provide financial advisory, marketing, and merger and acquisition services. The Company has endeavored to conserve cash by paying for a large portion of these consulting agreements with common stock and options. There is no assurance that the Company will achieve or sustain profitable operations.

          These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its ability to achieve profitable operations, and its ability to obtain any necessary financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

          The consolidated financial statements include the accounts of WWES, its wholly owned and majority-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

     Minority Interest

          As discussed in Note 1, WWES has a 90% ownership interest in WWBM and an 88.5% ownership interest in SCI. The accumulated deficits of the minority interest exceed the minority interest in the equity of each subsidiary as of December 31, 1999, by approximately $448,000. WWES recognized the losses in excess of the minority interests in the statement of operations for the years ended December 31, 1999 and 1998.

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


3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Due from Athletes

          The Company makes unsecured interest-free loans to boxers and other athletes. Repayments by boxers are made from authorized deductions from fight purses.

     Certificates of Deposit

          The Company classifies its certificates of deposit as held to maturity. Because the certificates of deposit mature in less than one year, the carrying value approximates fair value.

     Inventories

          Inventories consist of memorabilia such as autographed plaques, jerseys, footballs, football helmets and photographs of professional athletes, and are valued at the lower of cost (first-in, first-out) or market.

     Property and Equipment

          Property and equipment are stated at cost. Depreciation is computed using primarily accelerated methods over the estimated useful lives of the assets, which range from 5 to 7 years.

     Capitalized Website Development Costs

          The Company has capitalized certain costs associated with the development of its e-commerce website, SPORTCUT.COM. The Company follows the guidance promulgated by Statement of Position 98-1, "Accounting for Software Developed for Internal Use," which requires that all costs incurred to establish technological feasibility should be expensed as incurred. After technological feasibility is established, development costs are capitalized and amortized over the estimated useful life. These costs will be amortized on a straight-line basis over a period of five years. The web site became operational in November 1999.

     Basic and diluted Loss Per Share

          Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS has not been presented because its effect would have been anti-dilutive.



                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition

          Purse revenue represents a percentage of a boxer's purse, and is recognized upon completion of a fight. Ticket revenues are recognized at the time of the fight. Contract and agency fee revenues are recognized during the various athletic seasons on a pro rata basis. Such revenues are therefore recognized from the period November 1 through May 1 for basketball, and September 1 through January 1 for football.

     Income Taxes

          WWES and its subsidiaries file a consolidated Federal income tax return.

          The Company, which accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", calculates deferred tax assets and liabilities using the asset and liability method. Deferred taxes are recorded on net operating loss carryforwards and differences between financial reporting and income tax bases of assets and liabilities, using applicable income tax rates. Valuation allowances are established until realization is reasonably assured.

     Investment in Joint Ventures

          During 1999, WWES entered into two profit participation agreements related to professional athletes. These agreements are being accounted for under the equity method. During 1999, both activities did not generate any net income or losses. The activities are as follows:

          On January 1, 1999, WWES entered into an agreement to purchase a 50% interest in seven professional heavyweight fighters. In connection with this agreement, WWES is obligated to pay $7,000 per month for 36 months. Upon the expiration of the 36 months, WWES will be responsible for one half of all expenses pertaining to any of the fighters still under agreement.

          On March 1, 1999, WWES entered into an agreement to purchase a 50% interest in a management company for any gross revenues generated by boxers from management fees, promotional fees, commercial endorsements, etc. Under this agreement, WWES is obligated to pay $11,000 per month and a $2,000 monthly advance for out-of-pocket expenses.




                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Stock-Based Compensation

          In 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, and stock appreciation rights. As such, the Company recognizes the fair value of all stock-based awards on the date of grant as an expense over the vesting period (see Note 9).

     Segments Reporting

          The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information, as presented in Note 12.

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



                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4 - PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                                                                      1999              1998
                                                                  -----------        ---------
            Computer hardware and website
               Development costs                                  $1,688,807        $   -
            Gym equipment and furniture                              122,228          108,255
            Leasehold improvements                                     7,116            7,116
                                                                  ----------        ---------
                                                                   1,818,151          115,371
            Less - Accumulated depreciation
               and amortization                                      118,210           57,216
                                                                  ----------        ---------
                                                                  $1,699,941        $  58,155
                                                                  ==========        =========



5 - RELATED PARTY TRANSACTIONS

          At December 31, 1999, WWES was obligated on a note with a remaining balance of $21,920 to an unrelated party, which required interest at 9.25% a year. The note required monthly payments of $7,307 through March 2, 2000.

          At December 31, 1998, WWES was obligated on a note payable for $100,000 to an unrelated party, which required interest at 12% a year. The note and accrued interest was repaid in February 1999.

          WWES advanced $14,976 on behalf of Impact during the year ended December 31, 1998. The receivable is noninterest-bearing and unsecured, and has been offset in full by a valuation allowance.

          A noninterest-bearing $100,000 loan payable by WWES to a stockholder was repaid in February 1999.



                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6 - ESCROW PAYABLE

          The Company is holding funds in escrow on behalf of a boxer until release of the funds is requested.


7 - INCOME TAXES AND DEFERRED INCOME TAXES

          Income taxes and components of deferred tax assets are as follows:

                                                                        1999            1998
                                                                    -----------       ----------
           Income taxes
             State income taxes                                     $     6,790      $     3,437
                                                                      =========        =========
           Deferred tax assets
             Net operating loss carryforwards                       $ 4,554,514      $ 2,876,141
             Stock-based compensation                                 2,367,556           58,527
                                                                    -----------      -----------
                                                                      6,922,070        2,934,668
             Less - Valuation allowance                              (6,922,070)      (2,934,668)
                                                                    -----------      -----------
                      Net deferred tax asset                        $    -0-         $    -0-
                                                                    ===========      ===========

          The Company has available net operating loss carryforwards of approximately $13,396,000, which may be utilized to reduce any Federal taxable income through 2019.


8 - COMMON STOCK

          On October 22, 1996, the Company, in its initial public offering, sold 1,400,000 units. Each unit consisted of one share of common stock and one redeemable common stock purchase warrant to purchase one share of common stock at $7.20 expiring March 21, 2001. The Company filed an amended certificate of incorporation on December 22, 1999 to increase its authorized shares of common stock to 60,000,000 and preferred stock to 5,000,000.



                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8 - COMMON STOCK (Continued)

          The Company issued additional shares and stock options for consulting, legal and other services based on fair value at the date of issuance (see
     Note 11). The following represents issuances of stock to stockholders, directors and officers:

              On December 20, 1998, issued 200,000 shares of restricted common stock to the minority stockholder of WWFM, in exchange for his 20% interest in WWFM, under the terms of a stockholder agreement dated April 17, 1998.

              On June 16, 1999, issued 175,000 shares of restricted common stock, with a fair value of $436,953, as bonuses to two officers.

              On July 13, 1999, issued 500,000 shares of restricted common stock, with a fair value of $1,049,240, for services performed by a member of the Board of Directors.

              On July 13, 1999, issued 20,000 shares of restricted common stock, with a fair value of $41,969 for services performed by an officer.


9 - STOCK OPTION PLANS

          The Company adopted two stock option plans which provide options intended to qualify as "incentive stock options" under the Internal Revenue Code. Nonqualified options may also be granted under the plans. The plans authorize the issuance of qualifying options to purchase a total of 2,500,000 shares. The option price per share will be determined at the time of grant, but will not be less than the fair market value of the common stock on such date or, in the case of a 10% stockholder, not less than 110% of the fair market value of the stock on the grant date.




                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9 - STOCK OPTION PLANS (Continued)

          The Company's stock option plans provide for the granting of stock options to officers, key employees, directors and outsiders. The status of the plans at December 31, 1999 and 1998 is summarized as follows:



                                                                           Number of        Weighted Average
                                                                             Shares           Exercise Price
                                                                          ---------        ----------------
              Outstanding at January 1, 1998                                  863,000              $2.86
              Granted                                                       1,410,500               1.77
              Excercised                                                        -                    -
              Cancelled                                                         -                    -
                                                                            ----------             -----
              Outstanding at December 31, 1998                              2,273,500               2.02
              Granted                                                         936,500               2.20
              Excercised                                                        -                    -
              Cancelled                                                         -                    -
                                                                            ---------              -----
              Outstanding at December 31, 1999                              3,210,000              $2.09
                                                                            =========              =====
              Options exercisable at
                December 31, 1999                                           2,734,333              $2.09
                December 31, 1998                                           1,637,500               2.00



          The Company accounts for stock options under the fair value method, pursuant to SFAS No. 123 (see Note 3). The fair value of these options was calculated at the date of grant using a black-scholes option pricing model assuming the following:

                                                                         1999                      1998
                                                                   ----------------           --------------
              Risk free interest rate                                   6.22% - 6.41%           4.59% - 4.75%
              Volatility factor                                          95.78%                  94.25%
              Dividend yield                                               -%                      -%
              Expected life                                            2-10 years              5-10 years



                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9 - STOCK OPTION PLANS (Continued)

          Under the provisions of SFAS No. 123, WWES's compensation expense arising from the grant of stock options for the years ended December 31, 1999 and 1998 was $2,995,515 and $145,802, respectively. The related deferred tax asset of $1,018,475 and $49,573 for the years ended December 31, 1999 and 1998, respectively, was recorded based on a 34% tax rate for the resulting temporary difference.

          Summary information about WWES's stock options outstanding at December 31, 1999 is as follows:

                                                            Weighted
                                                             Average        Weighted
                  Range of           Outstanding at       Contractual        Average      Exercisable at
                  Exercise             December 31,           Periods        Exercise      December 31,
                    Price                 1999              in Years          Price            1999
             ------------------      ------------------   --------------   ------------    -----------
             $  2.875                   550,500                 7.7          $ 2.875          550,500
                2.875                   115,000                 2.7            2.875          115,000
                2.000 - $2.875          197,500                 1.9            2.653          172,500
                1.500                   320,000                 8.1            1.500          320,000
                1.438 -  2.875        1,090,500                 3.9            2.027          639,833
                2.130                   312,500                 9.2            2.130          312,500
                2.000 -  2.500          424,000                 3.8            2.310          424,000
                1.580 -  3.000          200,000                 2.9            2.210          200,000
                                   ------------                                           -----------
               $1.438 - $3.000        3,210,000                 5.3          $ 2.090        2,734,333
               ===============     ============                 ===          =======      ===========

10 - LIFE INSURANCE POLICIES

          WWES is the owner and beneficiary of insurance policies for $400,000 on the life of a boxer, and an insurance policy for $200,000 on the life of its chief executive officer.

                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11 - COMMITMENTS AND CONTINGENCIES

     Letter of Credit

          The Company has an outstanding letter of credit for $103,798 which is collateral for a computer equipment lease. This letter of credit is collateralized by a certificate of deposit.

     Management Contracts

          The Company has entered into long-term management contracts with a number of professional boxers, football players and basketball players. The Company generally receives between 15% and 33-1/3% of purses from boxing matches and approximately 20% of the fees from endorsements, public appearances and commercials. Football and basketball player contracts are for the term of their player contracts. The Company generally receives up to 4% of players' compensation and 10% to 20% of fees earned for endorsements and marketing.

     Consulting and Other Agreements

          During 1999, WWES entered into two agreements with consultants to provide services with respect to expanding its e-commerce activities and improving its financial performance. In exchange, WWES issued 100,000 shares of its restricted common stock. The agreements expire in April 2000.

          On April 1, 1999, WWES entered into an agreement with a consultant to provide advisory services with respect to prospective mergers and acquisitions and other business combinations. In exchange, WWES issued 50,000 shares of restricted common stock.

          On May 3, 1999, SCI entered into a consulting agreement with a company to provide SCI with strategic alliances and market research services for a period not defined in the agreement. In exchange, SCI is obligated to pay this consultant $18,000 per month. In November 1999, this agreement was terminated by both parties.

          On June 28, 1999, Mr. Charles Koppelman was elected as a member of the WWES Board of Directors for a period of three years through june 30, 2002 and was issued 500,000 shares of WWES common stock.

                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11 - COMMITMENTS AND CONTINGENCIES (Continued)

     Consulting and Other Agreements (Continued)

          On August 27, 1999, WWES entered in an advisory and consulting agreement with an investment banker to provide financial advisory services. In exchange, WWES paid the investment banker $100,000 and a 13% commission on the $6,000,000 private placement offering completed by this investment banker. The agreement also requires WWES to issue 900,000 shares of common stock and warrants to purchase 900,000 shares of common stock with an exercise price of $1.50 per share which expire in five years. At December 31, 1999, no such stock and warrants have been issued.

          In September 1999, SCI entered into an agreement to promote retail sales of sports memorabilia, collectibles, and related services with a sports memorabilia company. SCI will purchase sports memorabilia inventory from this company and resell it on its web site. This agreement commenced on October 1, 1999 and expires March 30, 2000, with an option to extend for one year.

          In October 1999, SCI entered into an agreement with a public relations company to provide sports marketing, media and general media services for the period October 1, 1999 through January 31, 2000 for $60,000.

          On October 12, 1999, SCI entered into a three-year agreement with Mr. Charles Koppelman to serve as the Chairman of the Board of Directors of SCI. In consideration for his acceptance and performance of his duties as Chairman, sci issued to him 250 shares (5%) of its common stock. Additionally, if certain financing is obtained by SCI, Mr. Koppelman will be granted stock options to purchase up to 375,000 shares of WWES common stock. No such stock options were granted as of December 31, 1999.

          On October 15, 1999, sci entered into an agreement to promote the SPORTCUT.COM web site on a promotional radio program for a five-week program commencing January 2000. SCI is obligated to pay a total of $75,000 for this program, of which $50,000 has been paid as of December 31, 1999.

          On November 1, 1999, WWES entered into a consulting agreement with a company to provide WWES marketing, consulting and public relations services. In exchange, WWES issued stock options to purchase up to 200,000 shares of the restricted common stock with exercise prices ranging from $1.63 to $3 per share for a period of twenty-four months.


                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11 - COMMITMENTS AND CONTINGENCIES (Continued)

     Settlement Agreements

          In August 1998, WWES settled disputes with consultants, issuing 11,000 shares of unregistered common stock for services rendered having a fair value of $6,730.

          On November 20, 1999, SCI settled a dispute with Bsquared Communications, Inc. ("B2") in connection with a service agreement. SCI is obligated to issue 75 shares of SCI's common stock and $250,000 promissory notes payable on various dates through June 15, 2000. The notes bear interest at 12% per year and $100,000 remains payable at December 31, 1999. On January 17, 2000, SCI repaid one note of $50,000.

          On May 21, 1999, WWES settled a dispute with an executive search company, granting 50,000 stock options with an exercise price of $2.50 per share expiring in five years.

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

          In connection with the formation of the motorsports division of WWTS, WWTS entered into employment agreements with two employees for terms of two and five years, effective August 4, 1999 and April 27, 1999, respectively. The agreements provide for annual compensation totaling $140,000 and commissions based on revenues.



                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11 - COMMITMENTS AND CONTINGENCIES (Continued)

     Employment Agreements (Continued)

          In connection with its formation, SCI entered into a one-year employment agreement with a key employee, effective june 23, 1999, which provides for an annual salary of $185,000 and, if certain conditions are met, 20,000 shares of WWES restricted common stock and non-qualified options to purchase 20,000 shares of WWES common stock. At December 31, 1999, no common stock or options have been issued.

          WWFM entered into two five-year employment agreements with key employees, beginning April 1, 1999, which provide for a base annual salary of $55,000 each, and a 20% commission on revenue received by WWFM. If certain conditions are met, these employees will also receive stock options to purchase 155,000 shares of WWES common stock.

     Lease Commitments

          The Company has noncancelable operating leases for office facilities, computer equipment and a limousine. Approximate minimum annual rental payments are as follows:


          Year Ending          Office              Computer
         December 31,        Facilities            Equipment            Limousine              Total
         ------------        ----------            ---------            ---------              -----
              2000          $    160,000         $     48,000         $     25,000         $    233,000
              2001               162,000               52,000                2,000              216,000
              2002               162,000                4,000                -                  166,000
              2003               162,000                -                    -                  162,000
              2004               162,000                -                    -                  162,000
              Thereafter          16,000                -                    -                   16,000
                            ------------         ------------         ------------         ------------
                            $    824,000         $    104,000         $     27,000         $    955,000
                            ============         ============         ============         ============


          Rent expense for office facilities for the years ended December 31, 1999 and 1998 was approximately $164,000 and $29,000, respectively.



                                  (Continued)

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12 - REPORTABLE SEGMENTS

          The Company has two reportable segments, representation of professional athletes ("PA") and website e-commerce ("website") business in connection with sports and entertainment. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies, as presented in Note 3. All revenues generated in the segments are external. The Company had only one reportable segment in 1998. The website e-commerce began in 1999 and has been operational since November 1999. For the year ended December 31, 1999, the total reportable segments information is as follows:


                                                              PA                 Website               Total
                                                     ----------------     ----------------      ----------------
         Reportable segments
           External revenues                          $     1,111,535      $         6,708      $      1,118,243
           Depreciation and amortization                       20,952               40,042                60,994
           Operating loss                                  (7,988,106)          (2,631,343)          (10,619,449)
           Assets                                           5,424,467            1,683,733             7,108,200
           Capital expenditures                                13,973            1,688,807             1,702,780



     Products and Services Revenues

          The table below presents external revenues for groups of similar products and services for the year ended December 31, 1999:


         Purses revenue from boxers                             $      231,011
         Contract and agency fees                                      475,929
         Endorsement and marketing fees                                181,475
         Ticket revenues                                                69,303
         Merchandise revenues                                          160,525
                                                                --------------
                                                                $    1,118,243
                                                                ==============


          Both segments of the Company are operating in and have derived their revenues in the United States.


13 - SUBSEQUENT EVENT

          On February 5, 2000, WWES entered into an agreement to acquire an Internet boxing web site for $100,000 cash and 100,000 shares of restricted common stock to be paid over a term of 24 months.