Form 10-Q
period 2000-03-31
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 2000-05-15
CIK 1002325

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the quarterly period ended March 31, 2000

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

Yes  X        No
    ---          ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes           No  X
    ---          ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 par value  - [   ] 19,206,771 as of May 15, 2000

         Transitional Small Business Disclosure Format (check one):

Yes           No  X
    ---          ---
PART I.

Item 1. Financial Statements

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000

                                   (Unaudited)

                                     ASSETS

Current assets
   Cash                                                                          $      391,560
   Certificates of deposit                                                              286,430
   Accounts receivable, less allowance for doubtful accounts of $278,135                404,306
   Prepaid expenses and other current assets                                          1,163,150
   Due from boxers and other related parties, net of allowances of $524,002             334,419
   Investment in joint venture, net                                                      75,000
   Inventory of memorabilia                                                              55,762
                                                                                 --------------
                                                                                      2,710,627
           Total current assets

Property and equipment - at cost, net of accumulated depreciation                     1,845,000

Goodwill, net of accumulated amortization                                               236,468

Security deposit and other assets                                                       106,033
                                                                                 --------------

                                                                                 $    4,898,128
                                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                                         $      574,599
   Loans payable                                                                        160,000
   Income taxes payable                                                                   2,800
                                                                                 --------------

           Total current liabilities                                                    737,399
                                                                                 --------------

Stockholders' equity
   Common stock, $.01 par value; 60,000,000 shares authorized,
     18,921,771 shares issued and outstanding                                           189,218
   Additional paid-in capital                                                        28,166,304
   Accumulated deficit                                                              (24,182,443)
   Demand note receivable on private issuance of common stock                           (12,350)
                                                                                 --------------

                                                                                      4,160,729
                                                                                 --------------

           Total liabilities and stockholders' equity                            $    4,898,128
                                                                                 ==============


See notes to unaudited condensed consolidated financial statements.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended March 31,
                                                     ----------------------------------
                                                        2000                  1999
                                                     ------------          ------------
Purse income                                         $     17,000          $     17,906

Contract and agency fees                                   39,734                  -

Endorsements and marketing fees                            56,000                25,765

Ticket revenues                                             3,465                    60

Merchandise revenues                                        8,368                64,178
                                                     ------------          ------------

                                                          124,567               107,909
                                                     ------------          ------------

Cost of revenues                                           13,244                22,696

Training and related expenses                             111,262               151,743

Promotional expenses                                      649,454               269,279

Selling, general and administrative expenses            2,669,552               827,069
                                                     ------------          ------------

                                                        3,443,512             1,270,787
                                                     ------------          ------------

Loss from operations                                   (3,318,945)           (1,162,878)

Other income                                               14,816                24,326
                                                     ------------          ------------

Loss before income taxes                               (3,304,129)           (1,138,552)

Income taxes                                                2,882                  -
                                                     ------------          ------------

Net loss                                             $ (3,307,011)         $ (1,138,552)
                                                     ============          ============

Basic and diluted loss per share                     $      (0.18)         $      (0.12)
                                                     ============          ============

Weighted average common shares outstanding             18,536,811             9,217,333
                                                     ============          ============



See notes to unaudited condensed consolidated financial statements.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended March 31,
                                                                  --------------------------------
                                                                     2000                1999
                                                                  ------------        ------------
Cash flows from operating activities                              $ (2,504,298)        $(1,857,464)

Cash flows from investing activities                                  (309,166)           (500,000)

Cash flows from financing activities                                   471,974           5,493,788
                                                                  ------------        ------------

Net increase (decrease) in cash                                     (2,341,490)          3,136,324

Cash and cash equivalents at beginning of period                     2,733,050             115,160
                                                                  ------------        ------------

Cash at end of period                                             $    391,560        $  3,251,484
                                                                  ============        ============

Supplemental cash flow disclosures
   Income taxes                                                   $      3,780        $      3,000

Noncash financing activities
   Issuance of common stock for consulting and other services          195,501              81,250
   Stock-based compensation charged to expense                         560,700               -
   Undistributed stock in connection with acquisition                  120,000               -
   Issuance of common stock in connection with acquisition              37,846               -
   Amounts payable in connection with acquisition                       60,000               -












See notes to unaudited condensed consolidated financial statements.

             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

        1.   Nature of Organization:

        Worldwide Entertainment & Sports Corp. (the "Company") was incorporated in Delaware on August 15, 1995, for the purpose of providing management, agency, and marketing services to professional athletes, artists and entertainers, principally to boxers, football players and motor sports teams and drivers.

        2.   Basis of Presentation:

        The condensed consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10KSB for the year ended December 31, 1999.

        The condensed consolidated financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of results to be expected for the entire year ending December 31, 2000.

NOTE B - GOING CONCERN

        The Company's condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. The Company has accumulated deficits of $24,182,443 through March 31, 2000, which includes non-cash expenses of approximately $10,000,000 and has annual operating costs of approximately $6 million to $12 million and no significant current sources of revenue to substantially mitigate these operating deficiencies. Management's plans include obtaining continued financing by issuing common stock while developing various marketing strategies, including increasing revenues from its expanding clientele of professional athletes and aggressively reducing expenses. In conjunction with these plans, the Company has engaged consultants to provide financial advisory, marketing, and merger and acquisition services. The Company has endeavored to conserve cash by paying for a large portion of these consulting agreements with common stock and options. There is no assurance that the Company will achieve or sustain profitable operations.

        These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its ability to achieve profitable operations, and its ability to obtain any necessary financing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        1. The condensed consolidated financial statements include the accounts of the Company and all of its are wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

        2. Purse revenue is recognized upon completion of a fight as a percentage of the boxer's purse. Ticket and commission revenues are recognized at the time of the fight. Contract and agency fee revenues are recognized ratably over the various athletic seasons. Merchandise revenue is recognized upon the sale of memorabilia merchandise.

        3. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS has not been presented because its effect would be anti-dilutive.

        4. The Company files a consolidated federal income tax return and has net operating loss carryforwards for Federal income tax purposes, expiring in 2020, amounting to approximately $16,703,000. No deferred tax asset is reflected in the accompanying condensed consolidated balance sheet due to a related valuation allowance equal to the balance of the deferred tax asset.

        5. For purposes of the statement of cash flows, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash balances are maintained in several financial institutions insured by the Federal Deposit Insurance Corporation up to $100,000 for each bank. At March 31, 2000, the Company's uninsured cash balances amounted to approximately $574,000.

        6. Inventory is stated at cost or market, whichever is lower. Cost is determined by the first-in, first-out method.

        7. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE D - ISSUANCE OF COMMON STOCK

        During the three months ended March 31, 2000, the Company completed a private placement, which began in 1999 and sold 429,396 shares of restricted common stock. The sale of the shares generated net proceeds, after deduction of underwriting discounts and offering expenses, of approximately $478,500. In connection with this private placement which was part of a series of private placements commencing in October 1999 which raised gross proceeds of $6,500,000 for the Company, 900,000 shares of restricted common stock were issued to an investment banker.

        On February 5, 2000, the Board of Directors authorized the issuance of 25,000 shares of restricted common stock pursuant to the asset purchase agreement of Houseofboxing.com, Inc. (See Note F.)

        On March 7, 2000, the Board of Directors authorized the issuance of 130,000 shares of restricted common stock in consideration for legal and consulting services rendered to the Company.

NOTE E - STOCK OPTION GRANTS

        On March 1, 2000, the Board of Directors authorized the issuance of 12,500 non-qualified options exercisable at $1.594 per share in connection with boxing consulting services rendered to the Company.

        On March 15, 2000, the Board of Directors authorized the issuance of 50,000 non-qualified options to WWES' employees exercisable at $2.00 for a five-year term.

        On March 15, 2000, the Board of Directors authorized the issuance 350,000 non-qualified options to a consultant excerisable at $1.625 for a five-year term.

        On March 27, 2000, the Board of Directors authorized the issuance of 20,000 non-qualified options exercisable at $1.50 per share for a three-year term in connection with consulting services rendered to the Company.

NOTE F - BUSINESS COMBINATION

        On February 5, 2000, the Company acquired Houseofboxing.com, an internet boxing web site, for $100,000 cash and 100,000 shares of restricted common stock, valued at $158,000, to be paid over a term of 24 months. The acquisition has been accounted for using the purchase method of accounting. As a result of this transaction approximately $240,000 of goodwill was recorded. The acquired Company did not have any significant operations for the three maonths ended March 31, 2000.

NOTE G - REPORTABLE SEGMENTS

        The Company has two reportable segments: representation of professional athletes ("PA") and website e-commerce ("website") business in connection with sports and entertainment. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies, as presented in Note C. All revenues generated in the segments are external. The website e-commerce business has been operational since November 1999. For the three months ended March 31, 2000, reportable segment information is as follows:

                                                                  PA             Website              Total
                                                             ------------    ---------------      ------------
        Reportable segments
          External revenues                                  $    115,872    $         8,695      $    124,567
          Depreciation and amortization                             6,033            108,633           114,666
          Operating loss                                       (2,006,088)        (1,312,857)       (3,318,945)
          Assets                                                2,697,967          2,200,161         4,898,128
          Capital expenditures                                      3,038            252,679           255,717

        The table below presents external revenues for groups of similar products and services for the three months ended March 31, 2000:

          Purses revenue from boxers                                              $    17,000
          Contract and agency fees                                                     39,734
          Endorsement and marketing fees                                               56,000
          Ticket revenues                                                               3,465
          Merchandise revenues                                                          8,368
                                                                                  -----------
                                                                                  $   124,567
                                                                                  ===========

        Both segments of the company are operating in and have derived their revenues in the United States.

NOTE H - GOODWILL

        Goodwill represents cost in excess of fair value of net assets acquired from the purchase of the internet website transaction, and is being amortized over 10 years. The company periodically re-evaluates its recoverability. In management's opinion there has been no impairment of goodwill at March 31, 2000.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

THE COMPANY

         Worldwide Entertainment & Sports Corp. is a management and agency company providing services to professional athletes and entertainers, principally through its NFL agency business, its Motorsports Division, and its Boxing Division. The Company has also expanded its business substantially in 1999 to the Internet through the incubation of its Internet subsidiary, Sportcut.com, Inc. ("Sportcut"), a sports website successfully launched in November 1999. Sportcut.com is focused on becoming a primary online destination for cutting-edge and in-depth sports entertainment content and interactive web-casting opportunities. In February 2000, the Company expanded its Internet business through the acquisition of Houseofboxing.com, a popular boxing content website ("HOB.com"). The Company is seeking to enhance the prospects for its Internet subsidiaries Sportcut.com and HOB.com through the leveraging of the Company's experience in the sports agency business and relationships, as well as the entertainment experience and relationships of Sportcut.com's Chairman, Charles Koppelman. The Company seeks to provide visitors to its Internet subsidiaries with compelling sports and sports-celebrity coverage with an insiders' look into the business and celebrity of sports with an added focus on providing such coverage through interactive web-casting opportunities to enhance the visitor's experience.

         The Company's sports agency business is focused on three major sports: the NFL, motorsports and boxing. In 1997, the Company established Worldwide Football Management, Inc. ("WWFM"), as a separate entity to continue its agency, marketing and management services to professional football players. WWFM presently represents 42 NFL players, including, among others, Antonio Freeman of the Green Bay Packers, Tyrone Wheatley of the Oakland Raiders, O.J. McDuffie of the Miami Dolphins and Curtis Enis of the Chicago Bears. WWFM recently had its finest draft results in its history during the NFL 2000 draft completed on April 16, 2000 with six of its players selected by NFL teams. Three of WWFM's players were selected in the second round of the draft and were among the top 47 players taken in the draft: cornerback Mark Roman, LSU, 2nd round, Cincinnati Bengals (34th player selected); wide receiver Todd Pinkston, S. Miss., 2nd round Philadelphia Eagles (36th player selected); and wide receiver Jerry Porter, W. Virginia, 2nd round Oakland Raiders (47th player selected). The Company also views its large NFL sports agency business as a fertile area for providing inside access to its Internet companies, Sportcut.com and HOB.com.

         In 1998, the Company established a Motorsports Division to generate corporate sponsorships for race teams competing in different racing circuits, to procure corporate endorsements for race teams and drivers and to develop licensing opportunities to sell merchandise bearing the name and mark of certain racing teams and drivers. In November 1998, the Company's Motorsports Division procured a three year primary sponsorship from Castrol North America, Inc. for the Brewco Motorsports racing car driver by Mr. Casey Atwood in the NASCAR Busch Grand National Series. In March 2000, the Motorsports Division announced that it had procured seven licensing contracts on behalf of Crews, Inc., a worldwide leader in eye and face protection products based in Memphis, Tennessee. The licensing contracts are with prominent NASCAR race car teams, drivers and sponsors, including Dale Jarrett, the 1999 Winston Cup champion and the Winner of the 2000 Daytona 500 winner; 1999 NASCAR rookie of the year, Tony Stewart; prominent Winston Cup drivers Bobby Labonte; Rusty Wallace; Terry Labonte, Ricky Rudd and Busch Grand National Series driver Casey Atwood. These licensing contracts relate to Crews, Inc.'s licensing the marks for the drivers' names, likeness, likeness of car, name of sponsor, team names and logos for the use on Crews' eye and face safety glasses. Production and sale of these items on a mass scale is planned by Crews to commence in the spring of 2000. The Company is entitled to receive 20% of all royalties paid to the licensors under these licensing contracts.

         The Company's Boxing Division presently represents thirteen professional boxers. The Company is a party to exclusive management contracts with two boxers -- Shannon Briggs, and Danell Nicholson pursuant to which the Company retains a percentage, ranging from 15% to 27-1/2%, of the boxers' purses from all professional boxing contests and exhibitions during the term of the contracts. Pursuant to those contracts, the Company is also entitled to receive 10% to 20% of all fees, honoria or other compensation payable to the boxers for product endorsements, speaking engagements, personal appearances or other commercial performances. In addition, the Company has entered into Management Agreements, Promotion Agreements and Joint Venture Agreements by which it is entitled to percentages of purses earned, and other revenues generated by, eleven other boxers, including the current undefeated North American Boxing Federation (NABF) heavyweight champion, Robert Davis. The Company similarly intends to leverage its sports agency experience in boxing to provide content and an insiders' access to its Internet subsidiaries, Sportcut.com and HOB.com.

         Establishing and maintaining a presence in each of the foregoing areas of sport-specific concentration requires significant expenditures. Each such sports-specific division must develop a roster of clients, establish relationships within their prospective sports and develop support services to provide to their athletes. Only a portion of such expenses incurred by the Company will result in the engagement by a client of the Company's services, and it is often uncertain the extent to which, even if retained, a target client will generate significant revenues to the Company. For example, the Company incurs significant training expenses for the boxers under the Company's management. Not all of such expenses are directly reimbursed pursuant to bout agreements for such boxers. The Company must continuously incur such expenses in contemplation of future revenues, the receipt of which is uncertain. For a more complete description of the Company's business, see Form 10-KSB.

                             THE INTERNET BUSINESSES

         In April 1999, the Company formed a subsidiary, Sportcut.com through which the Company is developing and operating a sports-themed Internet business located at www.sportcut.com (the "Sportcut Website"). The Sportcut Website entertains its visitors through a combination of cutting edge and in-depth sports and entertainment content, interactive webcasting opportunities and the sale of sports merchandise. Sportcut.com seeks to integrate sports and entertainment programming in an interactive fashion through the implementation of its integrated web production strategy. The Company believes that Sportcut.com will benefit from the Company's experience and relationships in the sports agency business and will be able to leverage the Company's representation of numerous professional athletes in the National Football League, NASCAR and boxing to enhance Sportcut.com's content offerings to its visitors, providing users with a close look at the sports business and the celebrity of sports. The Sportcut Website presently offers several features including an online sports magazine, online games, and an online community section. As of March 31, 2000, Sportcut.com employed thirty full-time employees. Subsequently, in May 2000, Sportcut.com reduced its staff to sixteen full-time employees in a reorganization designed to eliminate labor redundancies and promote more efficient business operations with less operating expenses.

         Sportcut.com launched the Sportcut Website on November 30, 1999, and received 12 million "hits" during its launch date according to Nielsen/NetRatings, which Sports Illustrated Magazine called "a record for a web sports site." The Sportcut.com launch coincided with the announcement that the Sportcut Website was authorized by Pete Rose to serve as the home of the exclusive online poll for visitors to express their support or opposition to Pete Rose's induction into the Baseball Hall of Fame. The extraordinary success of the launch of the Sportcut Website created widespread publicity for its brand name, including obtaining approximately 250,000 registered users, and receiving over 600 print placements discussing the Pete Rose on-line petition, including two USA Today cover stories, a Newsweek cover story, and two Sports Illustrated placements, among other print media as well as coverage/interviews with Mr. Rose on the CBS Early Show, two segments on the Today Show, World News Tonight with Peter Jennings, CBS Network News, The Late Show with Craig Kilborn, Extra, Rivera Live, ESPN Sports Center, CNN, Fox Sports Network, WABC-NY, WCBS-NY, WNBC-NY, and the Howard Stern Radio Show.

         The Company believes that by offering visitors access to sports entertainment content through its integrated web productions, Sportcut.com will be able to generate revenues from direct sales, advertising, sponsorship and strategic alliances. Sportcut.com has a seasoned and capable management team which is executing this business strategy. In September 1999, the Company announced that it had retained Jordan Schlachter to serve as Chief Executive Officer to lead this business. Mr. Schlachter was previously employed as Director of Financial Planning and Analysis of NBA Properties where he was involved in financial operations, business planning, marketing and administration. Pursuant to an Agreement dated as of October 12, 1999 between Charles Koppelman, the Company and Sportcut, Mr. Koppelman agreed to serve as Chairman of Sportcut.com for a minimum three year term through October 31, 2002. Previously, in June 1999, the Company announced that Mr. Koppelman had joined the Company's Board of Directors. Mr. Koppelman is currently chairman and Chief Executive Officer of CAK Universal Credit Corp., a leading entertainment finance company and was previously Chairman and Chief Executive Officer of EMI Records Group North America. In the Company's view, the parent-subsidiary relationship between the Company and Sportcut.com coupled with Charles Koppelman's reputation and experience in building prominent entertainment companies may provide Sportcut.com with an advantage in accessing the business and celebrity of sports.

         From October 1999 through February 2000, the Company closed on series of private placements of its common stock, totaling $6,500,000 in gross proceeds, concluding with a final private placement of $550,000 in February 2000. The proceeds from the private placements have been and will be used as working capital for Sportcut.com and for the Company's general corporate purposes. The Company believes that Sportcut.com will need substantial additional capital during 2000 to fund its operations.

         In February 2000, the Company announced its intention to build a network of sports and entertainment companies on the Internet through a combination of acquisitions and in-house development. As an initial step in implementing this strategy, the Company, through its wholly owned subsidiary, Worldwide Houseofboxing.com, Inc., acquired HOB.com, an Internet boxing website located at www.Houseofboxing.com (the "HOB Website"), for cash and stock totaling approximately $258,000, payable over five years. The HOB Website acquisition is part of the Company's strategy to acquire and invest in entertainment and sports related Internet businesses in order to leverage the inter-company synergies between acquired Internet companies, Sportcut.com and the Company's core athlete management business. The Company intends to seek the necessary resources to acquire and grow such companies which in turn will provide Sportcut.com with additional content and help drive traffic to the Sportcut Website. The Company is also pursuing additional acquisitions in sports Internet verticals, although there is no assurance that such acquisitions will be effected.

         In connection with the HOB Website acquisition, the principals of the HOB Website, Gary Randall and Douglass Fischer, executed five-year employment agreements with HOB.com pursuant to which they will continue to be responsible for the overall operations of the HOB Website. The HOB Website is one of the most comprehensive sources for boxing information on the Internet. HOB.com provides boxing fans with fight news, streaming video and audio profiles of prominent fighters and other personalities involved in boxing and pre-and post-fight interviews with the top fighters and personalities in the sport and business of boxing. In addition, HOB.com provides branded content distribution to other sports publications and is developing an e-commerce store for its web site through which HOB.com presently plans to sell boxing equipment and apparel and boxing memorabilia. HOB.com is also exploring the prospects of marketing pay-per-view licenses to view major boxing matches on-line at the HOB Website or on the additional boxing related web site ownd by HOB.com, www.boxingpayperview.com and is also considering the prospects of engaging in live webcasts of boxing matches on the HOB Website, although there is no assurance that HOB.com will enter such potential areas of business or that available technology will make such business plans feasible. The Company recently announced that the HOB Website attracted 843,000 page views during the period from March 7 through April 8, 2000, as reported by Stargate LLC, which provides server facilities for the HOB Website.

         The Company expects to provide content to HOB.com through leveraging its relationships with boxers managed by the Company's boxing division and utilizing the professional relationships established by Chief Executive Officer Marc Roberts who has twenty years experience as a boxing manager and promoter. In March 2000, the Company announced that HOB.com had executed a five year employment agreement with Mr. Michael Katz, the long-time prominent boxing sports writer for The New York Daily News, to write boxing content exclusively for HOB on a full-time basis. Mr. Katz has won numerous writing awards including the Nat Fleischer Award for `excellence in boxing journalism", the sports equivalent of a Pulitzer. The hiring of Michael Katz exemplifies the Company's ability to leverage its contacts in the sports agency business to help provide valuable content to its Internet subsidiary, HOB.com.

Three Months Ended March 31, 2000 Compared with Three Months Ended March 31,
1999

         Net revenues for the three months ended March 31, 2000 were $124,567, as compared to $107,909 for the three months ended March 31, 1999. Purse income decreased minimally to $17,000 for the 2000 period, as compared to $17,906 for the 1999 period. In addition, during the three months ended March 31, 2000, the Company recognized merchandise revenues from the sale of memorabilia amounting to $8,368 compared to memorabilia sales of $64,178 during the 1999 period. This decrease was principally the result of the Company's having terminated its relationship in 1999 with the executive principally responsible for memorabilia sales. The three months ended March 31, 2000, the Company recognized $39,734 of contract and agency fees, as compared to no contract agency fees reflected during the comparable 1999 period. In addition, during the 2000 period, marketing fee income was $56,000, as compared to $25,765 for the 1999 period, as a result of increased activities by the Marketing Division of WWTS.

         Total expenses for the three months ended March 31, 2000 increased to $3,443,512, as compared to $1,270,787 for the 1999 period. Boxing, training and related expenses amounted to $111,262 for the three months ended March 31, 2000 compared to $151,743 for the 1999 period. The principal reason for the decrease was fewer number of bouts in the 2000 period, offset by costs incurred with new joint venture arrangements commenced in 1999. Promotion and selling, general and administrative expenses increased to $3,319,006 for the 2000 three-month period as compared to $1,096,348 for the corresponding 1999 three-month period. Such increases were attributable to the increase in total salaries, the operational costs of the internet business and acquisition of HOB.com during the 2000 period. Included in the expenses for the three months ended March 31, 2000 is $13,244 of costs of products sold relating to sports memorabilia sold by the Company during this period. In addition, promotional and recruiting expenses, consisting largely of travel and entertainment expenses, increased in the 2000 three month period in conjunction with the Company's increased level of activities in the player agency and marketing areas and approximately $515,000 of expenses, primarily consulting fees, related to the Company and its internet operation.

         As a result of the foregoing, net loss for the three months ended March 31, 2000 increased to $3,307,011 as compared to $1,138,552 for the comparable March 31, 1999 period.

Liquidity and Capital Resources

         The Company's principal source of operating capital has been provided by public and private sales of the Company's equity securities, as supplemented by revenues from operations. At March 31, 2000, the Company had working capital of $1,973,228 which amount was primarily the remaining net proceeds from the Company's private placement of its common stock which was completed in February 2000.

         The Company's material commitments for capital expenditure are management salaries, anticipated training expenses and recruitment expenses. The Company's Internet subsidiaries, Sportcut.com and HOB.com will continue to need substantial capital funding in excess of $1,000,000 during the next twelve months. Management salaries are approximately $875,000 per annum, which could increase if the Company develops a need for additional executive management. Training expenses for the year are estimated at approximately $600,000, depending upon the number of bouts. Recruitment and promotional expenses are estimated at approximately $1,000,000, subject to variations depending upon player availability and recruiting success. The foregoing represents the expected significant uses of working capital during the next twelve months. The Company believes that its current cash and cash equivalents will be sufficient to fund its operations over the next 3 months or longer. However there can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements. Accordingly, the Company may be required to seek additional financing through bank borrowings, private or public debt or equity financing or otherwise. The Company is presently raising capital through a private placement of its securities through Janssen Partners, Inc. as placement agent. Through May 12, 2000, the Company has raised $511,120 in net proceeds from such private placement. In addition, the Company is presently in negotiation with several investment banks regarding providing additional financing to the Company as well as to its Internet subsidiaries Sportcut.com and HOB.com. There can be no assurance that such additional financing will be available to the Company on favorable terms, if at all.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         1. On February 18, 2000 the Company filed a Current Report on Form 8-K to report the acquisition of HOB.com.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Worldwide Entertainment & Sports Corp.
                                                     (Registrant)

Date: May 15, 2000                    /s/ Marc Roberts
                                      ------------------------------------------
                                      Marc Roberts, President

Date: May 15, 2000                    /s/ Roy Roberts
                                      ------------------------------------------
                                      Roy Roberts