Form 10QSB
period 2000-06-30
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 2000-08-11
CIK 1002325

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

 [X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

For the quarterly period ended June 30, 2000

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


                   276 Fifth Avenue, New York, New York 10001
                    (Address of Principal Executive Offices)

                                 (212) 689-5888
                (Issuer's Telephone Number, Including Area Code)

         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

                         29 Northfield Avenue, Ste. 200
                         West Orange, New Jersey 07052


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

Yes [ ]  No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 par value  - 25,831,274 July 31, 2000

     Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

PART I.

Item 1. Financial Statements


             WORLDWIDE ENTERTAINMENT & SPORTS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 JUNE 30, 2000

                                   (Unaudited)


                                     ASSETS

Current assets
   Cash                                                                          $    4,106,706
   Certificates of deposit                                                              155,721
   Accounts receivable, less allowance for doubtful accounts of $278,135                374,708
   Prepaid expenses and other current assets                                          2,048,577
   Due from boxers and other related parties, net of allowances of $810,600             151,419
   Investment in joint venture                                                           75,000
   Inventory of memorabilia                                                              53,346
   Demand note receivable                                                                12,350
                                                                                    ------------
                                                                                      6,977,827

           Total current assets

Property and equipment - at cost, net of accumulated depreciation                     1,862,881

Goodwill, net of accumulated amortization                                               230,456

Security deposit and other assets                                                        64,166

                                                                                 --------------

                                                                                 $    9,135,330
                                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                                         $      570,250
   Cash Overdraft                                                                        92,083
   Loans payable                                                                        160,000
   Income taxes payable                                                                   2,800
                                                                                 --------------

           Total current liabilities                                                    825,133
                                                                                 --------------

Stockholders' equity
   Common stock, $.01 par value; 60,000,000 shares authorized,
     25,831,274 shares issued and outstanding                                           258,313
   Additional paid-in capital                                                        35,925,224
   Accumulated deficit                                                             (27,873,340)
                                                                                 --------------

                                                                                      8,310,197
                                                                                 --------------

           Total liabilities and stockholders' equity                            $    9,135,330
                                                                                 ==============


See notes to unaudited condensed consolidated financial statements.

                                WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                        CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)


                                      Three Months Ended June 30      Six Months Ended June 30
                                      --------------------------      ------------------------
                                             2000           1999           2000           1999
                                             ----           ----           ----           ----
Purse income                          $    28,784    $    19,283    $    45,784    $    37,189

Contract and agency fees                  108,421         30,000        148,155         30,000

Endorsements and marketing fees           122,901        141,567        178,901        167,332

Ticket revenues                                 0         17,813          3,465         17,873

Merchandise revenues                        2,323         88,424         10,691        152,602
                                      -----------    -----------    -----------    -----------

                                          262,429        297,087        386,996        404,996
                                      -----------    -----------    -----------    -----------

Cost of revenues                            2,861         92,304         16,105        115,000

Training and related expenses             138,342        132,060        249,604        283,803

Promotional expenses                      201,191         68,784        850,645         91,748

Selling, general and administrative
Expenses                                3,616,037        836,910      6,285,589      1,910,294
                                      -----------    -----------    -----------    -----------

                                        3,958,431      1,130,058      7,401,943      2,400,845
                                      -----------    -----------    -----------    -----------

Loss from operations                   (3,696,002)      (832,971)    (7,014,947)    (1,995,849)

Other income                               10,178         36,339         24,994         60,665
                                      -----------    -----------    -----------    -----------
Loss before income taxes               (3,685,824)      (796,632)    (6,989,953)    (1,935,184)

Income taxes                                5,073            240          7,955            240
                                      -----------    -----------    -----------    -----------

Net Loss                              $(3,690,897)   $  (796,872)   $(6,997,908)   $(1,935,424)
                                      ===========    ===========    ===========    ===========

Basic and diluted loss per share      $      (.17)   $      (.08)   $      (.35)   $      (.18)
                                      ===========    ===========    ===========    ===========
Weighted average common shares
outstanding                            21,438,810     10,128,135     20,129,837     11,033,674


                     WORLDWIDE ENTERTAINMENT & SPORTS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                                           2000                1999
                                                                           ----                ----
Cash Flow from Operating Activities                                   $(3,936,658)         $(2,307,923)


Cash Flows from Investing Activities                                     (525,441)          (1,259,657)


Cash Flows from Financing Activities                                    5,835,755            5,562,001
                                                                      -----------          -----------

Net Increase in Cash and Cash Equivalents                               1,373,656            1,994,421


Cash and Cash Equivalents at Beginning of Period                        2,733,050              115,160
                                                                      -----------          -----------


Cash and Cash Equivalents at End of Period                            $ 4,106,706          $ 2,109,581
                                                                      ===========          ===========

Supplemental Disclosures of Cash Flow Information:

         Cash Paid During the Year for
             Income Taxes:                                            $    11,878          $       240


Noncash financing activities
   Issuance of common stock for consulting and other services           2,801,826            2,981,846
   Stock-based action charged to expense                                1,847,667              149,463
   Undistributed stock in connection with acquisition                     120,000
   Issuance of common stock in connection with acquisition                 37,846
   Amounts payable in connection with acquisition                          60,000



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

     2. Basis of Presentation:

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10KSB for the year ended December 31, 1999 and on the Form 8-Ks filed by the Company on February 18 and June 29, 2000.

     The condensed consolidated financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year ending December 31, 2000.

     The Company's consolidated financial statements for the year ended December 31, 1999 were prepared assuming that the Company will continue as a going concern. Its ability to do so is dependent on its ability to achieve profitable operations, and its ability to obtain any necessary financing. Management's plans include obtaining continued financing by issuing common stock while developing various marketing strategies, including increasing revenues from its expanding clientele of professional athletes and aggressively reducing expenses and analyzing acquisition candidates, which are presently profitable. In conjunction with these plans, the Company has engaged consultants to provide financial advisory, marketing, and merger and acquisition services. The Company has endeavored to conserve cash by paying for a large portion of these consulting agreements with common stock and options. There is no assurance that the Company will achieve or sustain profitable operations. During the second quarter of 2000, the Company closed on two private placements of its common stock in which it raised net proceeds of approximately $5,379,000. Management believes that the Company's current cash position will be sufficient to fund its operations over the next six months.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     1. The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

     4. The Company files a consolidated federal income tax return and has net operating loss carryforwards for Federal income tax purposes, expiring in 2020, amounting to approximately $19,000,000. No deferred tax asset is reflected in the accompanying condensed consolidated balance sheet due to a related valuation allowance equal to the balance of the deferred tax asset.

     5. For purposes of the statement of cash flows, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash balances are maintained in several financial institutions insured by the Federal Deposit Insurance Corporation up to $100,000 for each bank. At June 30, 2000, the Company's uninsured cash balances amounted to approximately $4,138,000.

     6. Inventory is stated at cost or market, whichever is lower. Cost is determined by the first-in, first-out method.

     7. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE C - ISSUANCE OF COMMON STOCK

     During the three months ended June 30, 2000, the Company completed two private placements, which began in May 2000 and sold 5,759,503 units consisting of 5,759,503 shares of restricted common stock and 5,759,503 warrants to acquire common stock. The sale of the shares generated net proceeds, after deduction of underwriting discounts and offering expenses, of approximately $5,379,000.

     On April 4, 2000, the Board of Directors authorized the issuance of 1,000,000 shares of restricted common stock to Charles Koppelman, a member of the Board of Directors of the Company, in consideration for services rendered to the Company and his continuing to render such services through June 30, 2002.

     On May 3, 2000, the Board of Directors authorized the issuance of 160,000 shares of restricted common stock as compensation for management and consulting services.

NOTE D - STOCK OPTION AND WARRANT GRANTS

     On April 4, 2000, the Board of Directors authorized the issuance of 1,300,000 non-qualified options to WWES' employees and directors exercisable at $1.66 per share for a five-year term.

     On April 4, 2000, the Board of Directors authorized the issuance of 40,000 non-qualified options exercisable at $1.50 per share for a five-year term in connection with public relations service.

     On April 4, 2000, the Board of Directors authorized the issuance of 125,000 Warrants to Charles Koppelman, exercisable at $1.66 per share for a five year term in connection with his services as Chairman of Sportcut.com.

     On May 3, 2000, the Board of Directors authorized the issuance of 15,000 qualified options to WWES' employees exercisable at $1.10 per share for a five-year term.

     On May 3, 2000, the Board of Directors authorized the issuance of 35,000 non-qualified options exercisable at $1.75 per share for a five-year term in connection with legal services rendered.

     On June 15, 2000, the Board of Directors authorized the issuance of 1,300,000 non-qualified options to WWES' employees exercisable at $1.00 per share for a ten-year term.

     On June 15, 2000, the Board of Directors authorized the issuance of 250,000 non-qualified options exercisable at $1.00 per share for a ten-year term in connection with consulting services.

     On June 15, 2000, the Board of Directors authorized the issuance of 250,000 non-qualified options to Charles Koppelman, exercisable at $1.00 per share for a ten-year term in connection with his agreement to become Chairman of the Board of Directors of the Company.

NOTE E - REPORTABLE SEGMENTS

     The Company has two reportable segments: representation of professional athletes ("PA") and website e-commerce ("website") business in connection with sports and entertainment. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies, as presented in Note C. All revenues generated in the segments are external. The website e-commerce business has been operational since November 1999. For the six months ended June 30, 2000, reportable segment information is as follows:

                                                 PA            Website         Total

Reportable segments
     External revenues                    $  342,648        $   44,348      $  386,996
     Depreciation and Amortization             9,066           221,041         230,107
     Operating loss                        4,771,495         2,244,452       7,015,947
     Assets                                7,016,247         2,108,201       9,124,448
     Capital expenditures                      3,038           622,292         625,330

     The table below presents external revenues for groups of similar products and services for the six months ended June 30, 2000:

     Purses revenue from boxers                                             $   45,784
     Contract and agency fees                                                  148,155
     Endorsement and marketing fees                                            178,901
     Ticket revenues                                                             3,465
     Merchandise revenues                                                       10,691
                                                                            ----------
                                                                            $  386,996
                                                                            ==========

     Both segments of the company are operating in and have derived their revenues in the United States.

NOTE F - GOODWILL

     Goodwill represents cost in excess of fair value of net assets acquired from the purchase of the internet website transaction, and is being amortized over 10 years. The company periodically re-evaluates its recoverability. In management's opinion there has been no impairment of goodwill at June 30, 2000.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

THE COMPANY

     Worldwide Entertainment & Sports Corp. is a management and agency company, providing services to professional athletes and entertainers, principally through its NFL agency business, its Motorsports Division, and its Boxing Division. The Company also has expanded its business in 1999 and 2000 to the Internet through the incubation of its Internet subsidiary, Sportcut.com, Inc. ("Sportcut"), a sports website successfully launched in November 1999 and the acquisition of Houseofboxing.com ("Houseofboxing.com"), a popular boxing content website in February 2000.

     In June 2000, the Company announced that it appointed Robert Gutkowski, former President and Chief Executive Officer of both Madison Square Garden and The Marquee Group, as President and CEO of the Company and had elevated Charles
A. Koppelman, former Chairman and CEO of EMI Records Group-North America, to Chairman of the Board of Directors. Mr. Gutkowski has extensive executive experience in the sports and entertainment business and concurrently with such appointments Marc Roberts resigned as Chairman, President and Chief Executive Officer of the Company. In 1991 Gutkowski was named President of Madison Square Garden. In that position, he was responsible for the operations of the New York Knickerbockers, the New York Rangers, which won the 1994 Stanley Cup Championship, and MSG Communications, which included the MSG Network. While President of the MSG Network, Gutkowski negotiated the landmark twelve-year $486 million deal to telecast New York Yankees baseball and the network grew to become the nation's largest and most profitable regional sports network. In 1994 he founded and later took public, The Marquee Group, a worldwide sports and entertainment firm that managed, produced and marketed sports and entertainment events and provided representation for athletes, entertainers and broadcasters. At Marquee, Gutkowski executed an aggressive growth strategy through the acquisition of such companies as Athletes and Artists, Sports Marketing and Television International, QBQ Entertainment, Tollin-Robbins Entertainment, Park Associates, Alphabet City Records, Cambridge Golf and ProServ. He successfully sold The Marquee Group in 1999 to SFX Entertainment for more than $100 million.

     Charles Koppelman is the prominent music and entertainment entrepreneur who, over a 25-period beginning in 1965, built and acquired music properties that were sold for over $400 million in 1989. From 1989 to 1992, Koppelman was Chairman and CEO of EMI Music Publishing and SBK Records. From 1993 to 1997 Koppelman was Chairman and CEO of EMI Record Group-North America and successfully oversaw all North American activities of EMI many record labels. He is currently Chairman and CEO of CAK Entertainment, Chairman of Medalist Entertainment, an affiliate of Alliance Entertainment, and is acting Chairman of Steve Madden Ltd.

     Messrs. Gutkowski and Koppelman intend initially to produce a new look, new name, and new logo for the Company, and develop a global corporate strategy. In that regard, the Company is presently considering several potential acquisitions and investments in the sports business and the entertainment business. There can be no assurance that the Company will be able to consummate any potential acquisitions or investments. The Company's new management also is carefully reviewing all existing operations of the Company and its subsidiaries to determine the most effective strategy as promptly as reasonably possible to achieve profitability for such operations, including cost-cutting measures, revenue enhancement measures and, if appropriate, the sale or other disposition of any of such existing operations. As an initial step in this strategy, in July 2000, the Company reduced the number of full-time employees of its Internet subsidiary, Sportcut.com, from thirteen to eight employees.

     The Company's sports agency business is presently focused on three major sports: the NFL, motorsports and boxing. In 1997, the Company established Worldwide Football Management, Inc. ("WWFM"), as a separate entity to continue its agency, marketing and management services to professional football players. WWFM presently represents 41 NFL players, including, among others, Antonio Freeman of the Green Bay Packers, Tyrone Wheatley of the Oakland Raiders, O.J. McDuffie of the Miami Dolphins and Curtis Enis of the Chicago Bears. WWFM recently had its finest draft results in its history during the NFL 2000 draft completed on April 16, 2000 with eight of its players selected by NFL teams. Four of WWFM's players were selected in the second round of the draft and were among the top 47 players taken in the draft: cornerback Mark Roman, LSU, 2nd round, Cincinnati Bengals (34th player selected); wide receiver Todd Pinkston,
S. Miss., 2nd round Philadelphia Eagles (36th player selected); defensive back Rogers Beckett, Marshall University, 2nd round San Diego Chargers (43rd player selected); and wide receiver, Jerry Porter, W.Virginia, 2nd round Oakland Raiders (47th player selected).

     In the months of July and August 2000, WWFM had the finest period in its history, procuring football contracts totaling over $54 Million Dollars for nine players--veteran, Lance Johnstone, defensive end, Oakland Raiders (up to $36 Million over 7 yrs.; $6.9 million dollar first year payments); and NFL rookies Todd Pinkston, wide receiver, Philadelphia Eagles ($3.955 million over 5 yrs.; $1.3 million signing bonus); Mark Roman, cornerback, Cincinnati Bengals ($3.115 million over 4yrs;$1.35 million signing bonus); Jerry Porter, wide receiver, Oakland Raiders ($4.3435 million over 6 yrs.; $1.75 million signing bonus); Rogers Beckett, safety, San Diego Chargers ($2.79 million over 4 yrs.; $1.14 million signing bonus); Darrell Jackson, wide receiver, Seattle Seahawks ($1.25 million over 3 yrs.); Gary Berry, safety, Green Bay Packers ($1.07 million over 3 yrs.); Michael Wiley, running back, Dallas Cowboys($934,0000 over 3 yrs.); and Eugene McCaslin, linebacker, Green Bay Packers ($847,000 over 3 yrs.). WWFM's agency fee is 3% of these contract amounts, (with the sole exception of Rogers Beckett where the agency fee is 1.5%) payable after receipt of moneys by the players and assuming fulfillment of the contracts by these players. The Company also views its large NFL sports agency business as a fertile area for providing inside access to its Internet companies, Sportcut.com and HOB.com.

     In 1998, the Company established a Motorsports Division to generate corporate sponsorships for race teams competing in different racing circuits, to procure corporate endorsements for race teams and drivers and to develop licensing opportunities to sell merchandise bearing the name and mark of certain racing teams and drivers. In November 1998, the Company's Motorsports Division procured a three-year primary sponsorship from Castrol North America, Inc. for the Brewco Motorsports racing car driven by Mr. Casey Atwood in the NASCAR Busch Grand National Series. In March 2000, the Motorsports Division announced that it had procured seven licensing contracts on behalf of Crews, Inc., a worldwide leader in eye and face protection products based in Memphis, Tennessee. The licensing contracts are with prominent NASCAR race car teams, drivers and sponsors, including Dale Jarrett, the 1999 Winston Cup champion and the Winner of the 2000 Daytona 500; 1999 NASCAR rookie of the year, Tony Stewart; prominent Winston Cup drivers Bobby Labonte; Rusty Wallace; Terry Labonte, Ricky Rudd and Busch Grand National Series driver Casey Atwood. These licensing contracts relate to Crews, Inc.'s licensing the marks for the drivers' names, likeness, likeness of car, name of sponsor, team names and logos for the use on Crews' eye and face safety glasses. The Company has also procured licensing contracts with Southeastern Conference universities such as The University of Florida, The University of Georgia, The University of Kentucky, and The University of Tennessee to likewise license their names and logos for Crews' eye and face protection products. Production and sale of these items on a mass scale are planned by Crews to commence in the summer of 2000. The Company is entitled to receive 20% of all royalties paid to the licensors under these licensing contracts. In April 2000, the Motorsports Division announced that it had procured an exclusive contract with International Communications Enterprises, a telecommunications company which sells telephone calling cards. Under this agreement, the Motorsports Division will procure similar licensing agreements with Southeastern Conference universities and NASCAR race teams and drivers for the licensing of their names and logos for use on International Telecommunication's telephone calling cards.

     The Company's Boxing Division presently represents eleven professional boxers. The Company is a party to exclusive management contracts with two heavyweight boxers -- Shannon Briggs, and Danell Nicholson pursuant to which the Company retains a percentage, ranging from 23 1/3% to 27-1/2%, of the boxers' purses from all professional boxing contests and exhibitions during the term of the contracts. Mr. Nicholson is presently the #4 ranked heavyweight in the world by the International Boxing Federation. In addition, the Company has entered into Management Agreements, Promotion Agreements and Joint Venture Agreements by which it is entitled to percentages of purses earned, and other revenues generated by, nine other boxers, including the current undefeated heavyweight Robert Davis (22-0).

     Establishing and maintaining a presence in each of the foregoing areas of sport-specific concentration requires significant expenditures. Each such sports-specific division must develop a roster of clients, establish relationships within their prospective sports and develop support services to provide to their athletes. Only a portion of such expenses incurred by the Company will result in the engagement by a client of the Company's services, and it is often uncertain the extent to which, even if retained, a target client will generate significant revenues to the Company. For example, the Company incurs significant training expenses for the boxers under the Company's management. Not all of such expenses are directly reimbursed pursuant to bout agreements for such boxers. The Company must continuously incur such expenses in contemplation of future revenues, the receipt of which is uncertain. For a more complete description of the Company's business, see the Company's Form 10-KSB for the year ended December 31, 1999.

     In February 2000, the Company, through its wholly owned subsidiary, Worldwide Houseofboxing.com, Inc., acquired HOB.com, an Internet boxing website located at www.Houseofboxing.com(the "HOB Website"), for cash and stock totaling approximately $258,000, payable over two years. HOB.com is listed in Yahoo.com's directory as one of the most popular boxing websites. In connection with the acquisition of HOB.com, the principals of HOB.com, Gary Randall and Douglass Fischer, executed five-year employment agreements with HOB.com pursuant to which they will continue to be responsible for the overall operations of the HOB Website. The HOB Website is one of the most comprehensive sources for boxing information on the Internet. HOB.com provides boxing fans with fight news, streaming video and audio profiles of prominent fighters and other personalities involved in boxing and pre-and post-fight interviews with the top fighters and personalities in the sport and business of boxing. HOB.com also produces high quality boxing documentaries on-line such as the documentary of "Sugar" Shane Mosley entitled "Facing Destiny" which it produced in connection with Mosley's successful world championship bout against Oscar De La Hoya in June 2000. HOB.com provides such branded content distribution to other sports publications and is developing an e-commerce store for its web site through which HOB.com presently plans to sell boxing equipment and apparel and boxing memorabilia.

     HOB.com is also presently planning a concentrated drive to procure sponsors for the HOB Website to generate revenues. HOB.com plans on utilizing the Company's Chief Executive Officer, Robert Gutkowski, who has extensive experience in sports marketing, to direct this sponsorship procurement program. In addition, Mr. Gutkowski expects to utilize his extensive prior experience as President of Madison Square Garden Network in negotiating cable broadcast transactions to assist HOB.com in developing an Internet broadcast strategy. Presently, HOB.com is exploring the prospects of marketing pay-per-view licenses to view major boxing matches on-line at the HOB Website or on the additional boxing related web site owned by HOB.com, www.boxingpayperview.com, and is also considering the prospects of engaging in live webcasts of boxing matches on the HOB Website, although there is no assurance that HOB.com will enter such potential areas of business or that available technology will make such business plans feasible.

     In March 2000, the Company announced that HOB.com had executed a five-year employment agreement with Michael Katz, the long-time boxing sports writer for The New York Daily News, to write boxing content exclusively for HOB on a full-time basis. Mr. Katz has won numerous writing awards including the Nat Fleischer Award for "excellence in boxing journalism", the sports equivalent of a Pulitzer. In May 2000, HOB.com executed a contract with "Sugar" Shane Mosley, the undefeated world welterweight champion (35-0, 32 knockouts), pursuant to which Mr. Mosley agreed to become a spokesperson for HOB.com. His duties include participating in chats on HOB.com's website, providing publicity for HOB.com in his public appearances, and providing signed memorabilia for sale on the HOB Website. Mr. Mosley won the World Boxing Council's welterweight championship in a bout with Oscar De La Hoya in June 2000.

     HOB.com's hiring of Michael Katz and procuring a spokesperson contract with "Sugar" Shane Mosley exemplifies the progress that HOB.com has made to date in securing relationships with prominent writers and athletes for its website. In fact, Yahoo.com has recognized HOB.com as one of the most popular boxing websites.

     In April 1999, the Company formed a subsidiary, Sportcut.com, through which the Company is developing and operating a sports-themed Internet business located at www.sportcut.com (the "Sportcut Website"). The Sportcut Website entertains its visitors through a combination of sports and entertainment content. The Sportcut Website presently offers several features including an online sports magazine, online games, and an online community section. As of March 31, 2000, Sportcut.com employed thirty full-time employees. Subsequently, in May 2000, Sportcut.com reduced its staff to sixteen full-time employees in a reorganization designed to eliminate labor redundancies and promote more efficient business operations with less operating expenses. Thereafter, in July 2000, Sportcut.com reduced its staff further to eight full-time employees to continue reducing operating expenses and assuring more efficient business operations. The Company believes that Sportcut.com will need substantial additional capital during 2000 to fund its operations.

     Sportcut.com launched the Sportcut Website on November 30, 1999, and received 12 million "hits" during its launch date according to Nielsen/NetRatings, which Sports Illustrated Magazine called "a record for a web sports site." The Sportcut.com launch coincided with the announcement that the Sportcut Website was authorized by Pete Rose to serve as the home of the exclusive online poll for visitors to express their support or opposition to Pete Rose's induction into the Baseball Hall of Fame. The extraordinary success of the launch of the Sportcut Website created widespread publicity for its brand name, including obtaining approximately 250,000 registered users, and receiving over 600 print placements discussing the Pete Rose on-line petition, including two USA Today cover stories, a Newsweek cover story, and two Sports Illustrated placements, among other print media as well as coverage/interviews with Mr. Rose on the CBS Early Show, two segments on the Today Show, World News Tonight with Peter Jennings, CBS Network News, The Late Show with Craig Kilborn, Extra, Rivera Live, ESPN Sports Center, CNN, Fox Sports Network, WABC-NY, WCBS-NY,WNBC-NY, and the Howard Stern Radio Show.

Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

     Net revenues for the six months ended June 30, 2000 were $386,996 as compared to $404,966 for the six months ended June 30, 1999. Purse income increased to $45,784 for the 2000 period, as compared to $37,189 for the 1999 period. In addition, during the six months ended June 30, 2000, the Company recognized merchandise revenues from the sale of memorabilia amounting to $10,691 compared to memorabilia sales of $152,602 during the 1999 period. This decrease was principally the result of the Company having terminated its relationship in 1999 with the executive principally responsible for memorabilia sales. In six months ended June 30, 2000, the Company recognized $148,155 of contract and agency fees, as compared to $30,000 in contract agency fees reflected during the comparable 1999 period. In addition, during the 2000 period, marketing fee income was $178,901, as compared to $167,332 for the 1999 period.

     Total expenses for the six months ended June 30, 2000 increased to $7,401,943, as compared to $2,400,845 for the 1999 period. Boxing, training and related expenses amounted to $249,604 for the six months ended June 30, 2000 compared to $283,803 for the 1999 period. The principal reason for the decrease was fewer number of bouts in the 2000 period, offset by costs incurred with new joint venture arrangements commenced in 1999. Promotion and selling, general and administrative expenses increased to $6,285,589 for the 2000 six-month period as compared to $1,910,294 for the corresponding 1999 six-month period. Such increases were attributable to the increase in total salaries, the operational costs of Sportcut.com which was approximately $1,905,000 in operational expenses and acquisition of and operational costs for HOB.com during the 2000 period. Other increased expenses were for items such as promotions, rent, telephone, insurance, consultants, and travel expenses. Also, there were non-cash expenses of $4,649,493 for stock compensation costs and for services rendered to the Company during the six month period ended June 30, 2000.

     As a result of the foregoing, net loss for the six months ended June 30, 2000 increased to $6,997,908 as compared to $1,935,424 for the comparable June 30, 1999 period.

Liquidity and Capital Resources

     The Company's principal source of operating capital has been provided by public and private sales of the Company's equity securities, as supplemented by revenues from operations. At June 30, 2000, the Company had working capital of $6,152,694 which amount was primarily the remaining net proceeds from the Company's private placement of its common stock, which was completed in June 2000.

     The Company's material commitments for capital expenditure are management salaries, anticipated training expenses and recruitment expenses. The Company's Internet subsidiaries, Sportcut.com and HOB.com will continue to need substantial capital funding in excess of $1,000,000 during the next twelve months. Management salaries are approximately $1,295,000 per annum, which could increase if the Company develops a need for additional executive management. Training expenses for the year are estimated at approximately $600,000, depending upon the number of bouts. Recruitment and promotional expenses are estimated at approximately $1,000,000, subject to variations depending upon player availability and recruiting success. The foregoing represents the expected significant uses of working capital during the next twelve months. The Company believes that its current cash and cash equivalents will be sufficient to fund its operations over the next six months or longer. However there can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements. Accordingly, the Company may be required to seek additional financing through bank borrowings, private or public debt or equity financing or otherwise. The Company concluded a private placement of its securities in June 2000 in which it raised aggregate proceeds of approximately $5,736,000. There can be no assurance that any additional financing will be available to the Company on favorable terms, if at all.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

1. On June 29, 2000, the Company filed a Current Report on Form 8-K to report the appointment of Robert Gutkowski as President and Chief Executive Officer of the Company and the appointment of Charles Koppelman as Chairman of the Board of the Company and the resignation of Marc Roberts as President, Chief Executive Officer and Chairman of the Board of Directors of the Company, and other items discussed therein.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Worldwide Entertainment & Sports Corp.
                                                     (Registrant)

Date: August [ ], 2000                /s/ Robert Gutkowski
                                      ------------------------------------------
                                      Robert Gutkowski, President

Date: August [ ], 2000                /s/ Roy Roberts
                                      ------------------------------------------
                                      Roy Roberts