Form 10-Q
period 2000-09-30
WORLDWIDE ENTERTAINMENT & SPORTS CORP
filed 2000-11-14
CIK 1002325

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

For the quarterly period ended September 30, 2000

  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________ to _______________

Commission file number          000-21585

                       Magnum Sports & Entertainment, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                 22-3393152
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

        1330 Avenue of the Americas, 39th Floor, New York, New York 10019
                    (Address of Principal Executive Offices)

                                 (212) 246-7380
                (Issuer's Telephone Number, Including Area Code)

        (Former Name, Former Address and Former Fiscal Year,
         if Changed Since Last Report)
         Former Name: Worldwide Entertainment & Sports Corp.
         Former Address: 29 Northfield Avenue, Ste. 200, West Orange, New Jersey
                         07052

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

Yes           No
    ---          ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 par value  - 5,193,784 as of November 3, 2000

         Transitional Small Business Disclosure Format (check one):

Yes           No  X
    ---          ---

PART I.

Item 1. Financial Statements

             MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 SEPTEMBER 30, 2000

                                   (Unaudited)

                                     ASSETS
Current assets
   Cash                                                                          $    2,261,316
   Certificates of deposit                                                              159,000
   Accounts receivable, less allowance for doubtful accounts of $268,734                381,771
   Prepaid expenses and other current assets                                          1,251,259
   Due from boxers and other related parties, net of allowances of $957,018                   0
   Investment in joint ventures                                                         400,000
                                                                                 --------------
                        Total current assets                                          4,453,346

Prepaid consulting fee                                                                  669,143

Property and equipment - at cost, net of accumulated depreciation                        68,085

Goodwill, net of accumulated amortization                                               230,381

Security deposit and other assets                                                        53,073
                                                                                 --------------

           Total assets                                                          $    5,474,028
                                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                                         $      224,433
   Loans payable                                                                        143,767
   Income taxes payable                                                                   2,800
   Net liabilities resulting from discontinued operations                               144,774
                                                                                ---------------
           Total current liabilities                                                    515,774
                                                                                ---------------
Stockholders' equity
   Common stock, $.01 par value; 60,000,000 shares authorized,
     5,161,087 shares issued and outstanding                                             51,611
   Additional paid-in capital                                                        36,375,557
   Accumulated deficit                                                              (31,456,564)
   Demand note receivable on private issuance of common stock                           (12,350)
                                                                                 --------------

                                                                                      4,958,254
                                                                                 --------------

           Total liabilities and stockholders' equity                            $    5,474,028
                                                                                 ==============


See notes to unaudited condensed consolidated financial statements.

                       MAGNUM SPORTS & ENTERTAINMENT, INC.
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended September 30              Nine Months Ended September 30
                                                       -------------------------------              ------------------------------
                                                                               Restated                                   Restated
                                                                               --------                                   --------
                                                         2000                    1999                2000                   1999
                                                         ----                    ----                ----                   ----
Purse income                                           $3,078                  $1,561             $48,862                 $38,750

Contract and agency fees                              378,505                 442,891             526,660                 477,891

Endorsements and marketing fees                        53,018                 111,300             211,043                 273,632

Ticket revenues                                             0                  70,623               3,465                  88,496

Merchandise revenues                                   16,045                   4,557              21,582                 157,159
                                                 ------------            ------------       -------------            -------------
                                                      450,646                 630,932             811,612               1,035,928
                                                 ------------            ------------       -------------            -------------

Cost of revenues                                       48,987                   3,932              53,150                 118,932

Training and related expenses                         176,925                 270,658             426,529                 554,462

Promotional expenses                                   56,573                  89,033             362,036                 180,780

Selling, general and administrative                 1,875,849                 762,227           6,699,389               2,672,521
expenses
                                                 ------------            ------------       -------------            -------------
                                                    2,158,334               1,125,850           7,541,104               3,526,695
                                                 ------------            ------------       -------------            -------------

                                                   (1,707,688)               (494,918)         (6,729,492)             (2,490,767)

Interest and dividend income                           42,093                   9,902              65,767                  70,567
                                                 ------------            ------------       -------------            -------------
Loss from continuing operations before
income taxes                                       (1,665,595)               (485,016)         (6,663,725)             (2,420,200)

Income taxes                                            1,780                   5,520               9,735                   5,760
                                                 ------------            ------------       -------------            -------------
Loss from continuing operations                    (1,667,375)               (490,536)         (6,673,460)             (2,425,960)

Discontinued Operations

     Loss from operations of the
     discontinued business                             96,689                 756,535           2,089,412                 756,535

     Loss on disposal of a business,
     including provision of $115,000
     for operating losses during the
     phase-out period                               1,819,160                                   1,819,160
                                                 ------------            ------------       -------------            -------------
Net Loss                                         $ (3,583,224)           $ (1,247,071)      $ (10,582,032)           $ (3,182,495)
                                                 ============            ============       =============            =============

Basic and diluted loss per share
     Continuing operations                              $(.32)                  $(.19)             $(1.48)                 $(1.04)
     Loss from operations of the
     discontinued business                              $(.02)                  $(.29)              $(.46)                  $(.32)
     Loss on the disposal of a
     business during the phase-out
     period                                             $(.35)                       -              $(.40)                       -
                                                 ------------            ------------       -------------            -------------
     Net loss                                           $(.69)                  $(.48)              $(.34)                   $(.36)
                                                 ============            ============       =============            =============
Weighted Average Common Shares                      5,161,087               2,618,053           4,517,277               2,348,657


See notes to unaudited condensed consolidated financial statements.

                       MAGNUM SPORTS & ENTERTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS)
              For the Nine Months Ended September 30, 2000 and 1999


                                   (Unaudited)


                                                                       2000                     1999
                                                                       ----                     ----

Cash Flow from Operating Activities                                 $(11,459,870)          $(3,927,142)

Cash Flows from Investing Activities                                   1,529,568            (1,754,660)

Cash Flows from Financing Activities                                   9,458,568              5,826,901
                                                                    ------------           ------------

Net Increase (Decrease) in Cash and Cash Equivalents                    (471,734)               145,099

Cash and Cash Equivalents at Beginning of Period                       2,733,050                115,160
                                                                    ------------           ------------
Cash and Cash Equivalents at End of Period                          $  2,261,316           $    260,259
                                                                    ============           ============

Supplemental Disclosures of Cash Flow Information:

         Cash Paid During the Year for
             Income Taxes:                                                $9,546                 $5,760


 Noncash financing activities
   Issuance of common stock for consulting and other services            195,501                 81,250
   Stock-based compensation charged to expense                           560,700                     -
   Undistributed stock in connection with acquisition                    120,000                     -
   Issuance of common stock in connection with acquisition                37,846                     -
   Amounts payable in connection with acquisition                         60,000                     -



                                       -4-


See notes to unaudited condensed consolidated financial statements.

             MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

        1.   Nature of Organization:

        Magnum Sports & Entertainment, Inc., formerly known as Worldwide Entertainment & Sports Corp. (the "Company") was incorporated in Delaware on August 15, 1995, for the purpose of providing management, agency, and marketing services to professional athletes, artists and entertainers, principally to boxers, football players and motor sports teams and drivers. The name change of the Company to Magnum Sports & Entertainment, Inc. became effective on October 19, 2000.

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

        The condensed consolidated financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of results to be expected for the entire year ending December 31, 2000.

NOTE B - GOING CONCERN

        The Company's condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. Management's plans include obtaining continued financing by issuing common stock while reducing expenses and either discontinuing, selling or divesting unprofitable operations. Such plans also include analyzing potential acquisition candidates that will help the Company become a profitable global sports and entertainment company. In conjunction with these plans, the Company has engaged consultants to provide financial advisory, marketing, and merger and acquisition services. There is no assurance that the Company will achieve or sustain profitable operations. During the second quarter of 2000, the Company closed on two private placements of its common stock in which it raised aggregate proceeds of $5,500,000.

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

        2. Purse revenue is recognized upon completion of a fight as a percentage of the boxer's purse. Ticket and commission revenues are recognized at the time of the fight. Contract and agency fee revenues are recognized during the various athletic seasons. Merchandise revenue is recognized upon the sale of memorabilia merchandise.

        3. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, which have been adjusted for the effect of a five for one reverse stock split that took place in October 2000. Diluted EPS has not been presented because its effect would be anti-dilutive.

        4. The Company files a consolidated federal income tax return and has net operating loss carryforwards for Federal income tax purposes, expiring in 2020, amounting to approximately $19,000,000. No deferred tax asset is reflected in the accompanying condensed consolidated balance sheet due to a related valuation allowance equal to the balance of the deferred tax asset.

        5. For purposes of the statement of cash flows, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash balances are maintained in several financial institutions insured by the Federal Deposit Insurance Corporation up to $100,000 for each bank. At September 30, 2000, the Company's uninsured cash balances amounted to approximately $2,320,000.

        6. With the disposal of Sportcut.com, the Company has only one reportable segment.

        7. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE D- DISCONTINUED OPERATION

        In September 2000, the management decided to discontinue its internet subsidiary, Sportcut.com. The Company expects the wind-down process to be completed within six months from the measurement date, September 30, 2000. At September 30, 2000, the Company accrued approximately $115,000 of payroll expense and wrote off $1,704,000 of long-lived assets, totaling $1,819,000 as part of the discontinued operations in conformity with Accounting Principles Board Opinion No. 30. Operating results of Sportcut.com for the period ended September 2000 are shown separately in the accompanying statement of operations. The condensed consolidated statement of operations for the nine month period ended September 30, 1999 has been restated and operating results of Sportcut.com are also shown separately.


NOTE E - ISSUANCE OF COMMON STOCK

        On October 18, 2000 the stockholders approved a five for one reverse stock split of the Company's $0.01 par value common stock. As a result of the split, the number of outstanding shares was reduced from 25,805,433 to 5,161,087 and additional paid-in capital was increased by $206,443. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split.

        The Company did not issue any common stock during the quarter ended September 30, 2000.

NOTE F - STOCK OPTION GRANTS

        On August 15, 2000, the Board of Directors authorized the issuance of 19,500 non-qualified options exercisable at $1.00 per share to Company employees.


NOTE G - GOODWILL

        Goodwill represents cost in excess of fair value of net assets acquired from the purchase of the internet website transaction, (HPB.com) and is being amortized over 10 years. The Company periodically re-evaluates its recoverability. In management's opinion there has been no impairment of goodwill at September 30, 2000.

NOTE H -RECENT PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101(SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is continuing to evaluate the potential impact of SAB 101 on the Company's results of operations and financial position. Based on the SEC's latest timeline for implementing SAB 101, the Company may be required to comply with the guidelines in the fourth quarter of 2000.

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and was subsequently amended by SFAS no. 137 and SFAS no. 138, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Adoption of these pronouncements is required for the period beginning on July 1, 2000. The Company does not invest in derivative instruments and, accordingly, does not expect these pronouncements to have a material impact on the results of its operations.



        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General


          Magnum Sports & Entertainment, Inc., formerly known as Worldwide Entertainment & Sports Corp., is a management and agency company providing services to professional athletes and entertainers, principally at the present time through its NFL agency business, and its Motorsports Division. The Company also has expanded its business in 2000 to the Internet through the acquisition of Houseofboxing.com ("Houseofboxing.com"), a popular boxing content website in February 2000.

           In June 2000, the Company announced that it appointed Robert Gutkowski, former President and Chief Executive Officer of both Madison Square Garden and The Marquee Group, as President and CEO of the Company and had elevated Charles A. Koppelman, former Chairman and CEO of EMI Records Group-North America, to Chairman of the Board of Directors. Mr. Gutkowski has extensive executive experience in the sports and entertainment business. In 1991 he was named President of Madison Square Garden. In that position, he was responsible for the operations of the New York Knickerbockers, the New York Rangers, which won the 1994 Stanley Cup Championship, and MSG Communications, which included the MSG Network. While President of the MSG Network, Gutkowski negotiated the landmark twelve-year $486 million deal to telecast New York Yankees baseball and the network grew to become the nation's largest and most profitable regional sports network. In 1994 he founded and later took public, The Marquee Group, a worldwide sports and entertainment firm that managed, produced and marketed sports and entertainment events and provided representation for athletes, entertainers and broadcasters. At Marquee, Gutkowski executed an aggressive growth strategy through the acquisition of such companies as Athletes and Artists, Sports Marketing and Television International, QBQ Entertainment, Tollin-Robbins Entertainment, Park Associates, Alphabet City Records, Cambridge Golf and ProServ. He successfully sold The Marquee Group in 1999 to SFX Entertainment for more than $100 million.

           Charles Koppelman is the prominent music and entertainment entrepeneur who, over a 25-period beginning in 1965, built and acquired music properties that were sold for over $400 million in 1989. From 1989 to 1992, Koppelman was Chairman and CEO of EMI Music Publishing and SBK Records. From 1993 to 1997 Koppelman was Chairman and CEO of EMI Record Group-North America and successfully oversaw all North American activities of EMI's many record labels. He is currently Chairman and CEO of CAK Entertainment, Chairman of Medalist Entertainment, an affiliate of Alliance Entertainment, and is acting Chairman of Steve Madden Ltd.

           Messrs. Gutkowski and Koppelman have initially effected basic changes to produce a new look, new name and new logo for the Company, and to develop a global corporate strategy. The Company's new management recognizes that the Company's historical operations have been poor and is intent on implementing new strategic initiatives consistent with their track records of building successful sports and entertainment companies to turnaround the Company's financial performance. As a preliminary step, at the Company's annual meeting held on October 18, 2000, the Company's shareholders approved the changing of the name of the Company to Magnum Sports & Entertainment, Inc. The Company has also made progress at identifying the industry sectors, the companies and individuals who it wants to be involved with in creating the new Magnum. The Company intends to grow through the acquisition of companies with revenues and earnings and through the addition of key executives who have succeeded in their respective fields. It is especially interested in acquiring companies that have strong brand names that the Company can extend all along the sports and entertainment spectrum. As an important element in this strategy, the Company is in dialogue with a number of investment banks who it hopes will work closely with the Company's senior management to raise the necessary capital to implement Magnum's business strategy. The Company believes that the building of a strong sports and entertainment company will enhance the value of Magnum's common stock for the benefit of its shareholders and make Magnum better able to execute its acquisition strategy. There can be no assurance, however, that the Company will be able to consummate any potential acquisitions or investments.

          In September 2000, the Company added two new Board members, Arthur Barron and Chester Simmons, who are both highly regarded sports and entertainment executives with decades of experience and success. Mr. Barron is the former head of Paramount Communication's Entertainment Group, which included Paramount Pictures, Madison Square Garden and Simon & Schuster, and also served as the former chairman of Time Warner International. Mr. Simmons is one of the pioneers in US sports programming at ABC, serving as the first president of both NBC Sports and later ESPN and as the first commissioner of the United States Football League.

          Against this backdrop of the Company's overall strategy, the Company effected a reverse five for one stock split of its common stock, effective October 19, 2000 (the "Reverse Split"), after the approval of such Reverse Split by the Company's stockholders at its annual meeting. The primary reason for the Reverse Split is the Company's maintenance of its NASDAQ Small Cap Market listing. NASDAQ requires that a company maintain a minimum bid price of $1.00 per share to maintain its listing on NASDAQ. The Company's common stock was trading below such minimum bid price. The closing price of the Company's common stock has been above the $1.00 minimum bid price on every trading day since the Reverse Split to the date of this filing. The Company's continued listing on the NASDAQ Small Cap Market is very valuable in helping management put forth a viable acquisition strategy for potential sellers and investment banks.

     During the third quarter, the Company made a $200,000 investment in a privately-held company (the "privately-held company") that is developing an innovative, celebrity-based marketing and sponsorship concept. The concept will use the Internet for the delivery of a customized video electronic greetings from celebrities in the worlds of television, film, sports, music and fashion to consumers. The concept is expected to become functional during the first quarter of 2001. In exchange for the investment, the Company received 246,600 shares in the privately held company's Series B convertible preferred stock, which are convertible to 2% of the current outstanding common stock of the privately-held company. In addition, the Company entered into a consulting agreement, pursuant to which the Company agreed to use its reasonable efforts for a two-year period to assist the privately-held company in procuring the participation of celebrities in the concept. In exchange for such consulting services, the Company was granted an option to acquire an additional 606,596 shares of common stock, equating to 5% of the current outstanding common stock of the privately-held company, on a fully diluted basis, subject to certain vesting requirements. The privately-held company also agreed to place Charles Koppelman and Bob Gutkowski on its Board of Advisors, for which Messrs. Koppelman and Gutkowski each received options to purchase 60,656 shares of common stock, equating to 0.5% each of the current common stock of the privately-held company, on a fully diluted basis, subject to certain vesting requirements.

     In addition, the Company also invested the sum of $125,000 in Interview Productions, LLC ("Interview Productions"), a limited liability company formed to finance, produce and distribute an independent motion picture for release in theatrical and all other worldwide markets and media. Interview Productions has raised a total of $750,000, including the $125,000 invested by the Company for the promotion and marketing budget of the motion picture. Interview Productions owns an original screenplay entitled "Interview With the Assassin" that will be produced into a motion picture by producers David Levien and Brian Koppelman. David Levien and Brian Koppelman have track records of success in the motion picture business, having written the screenplay for the well-received movie "Rounders" starring Matt Damon and Edward Norton and released by Miramax Films in 1998. "Rounders" debuted as the number one box office movie during the second weekend of September 1998. Messrs. Levien and Koppelman have also co-directed, co-written and co-produced "Knockaround Guys" starring Vin Dieselo, Seth Green, Barry Pepper, Andrew Davili, Dennis Hopper and John Malkovich, which is scheduled to be released by New Line Cinema in January 2001. Brian Koppelman is the son of Charles Koppelman, the Chairman of the Board of Directors of the Company. These two investments by the Company represent strategic attempts to capitalize on promising entertainment opportunities and, if successful, may result in substantial economic benefit to the Company, although there is no assurance that these investments will be successful.

     The Company's new management also is carefully reviewing all existing operations of the Company and its subsidiaries to determine the most effective strategy as promptly as reasonably possible to achieve profitability for such operations, including cost-cutting measures, revenue enhancement measures and, if appropriate, the sale, discontinuance or other disposition of any of such existing operations. In September 2000, as part of the cost-cutting and revenue enhancement measures, management decided to discontinue and abandon its internet subsidiary, Sportcut.com due to the lack of prospects for future profits in the current state of the Internet marketplace. The Company expects the wind-down process to be completed within six months from the measurement date. At September 30, 2000, the Company accrued approximately $115,000 of payroll expense and wrote off $1,704,000 of long-lived assets, totaling $1,819,000 as part of the discontinued operations in conformity with Accounting Principles Board Opinion No. 30. In addition, in October 2000, the Company terminated its Joint Venture Agreement with Munisteri Sports & Entertainment, Inc.("MSE"). Pursuant to this joint venture agreement, the Company received a fifty percent interest in management fees from boxing management contracts with seven professional heavyweight boxers. As part of the termination of this joint venture agreement, the Company relieved itself of making monthly support payments of $7,000 per month for at least fourteen months and the obligation to issue 88,333 shares of common stock in February 2001. In exchange therefor, the Company relinquished its interest in such seven boxing management contracts and agreed to issue MSE an option to acquire 4,000 shares of common stock of the Company at an exercise price of $2.00 per share, exercisable for a five term. Also, as a cost-savings measure, the Company has reached an agreement with its landlord to terminate its lease on its office located at 276 Fifth Avenue, Suite 1105, New York, N.Y. and to relocate several of its employees a smaller, substantially less expensive office in New Jersey.

     In February 2000, the Company, through its wholly owned subsidiary, Worldwide Houseofboxing.com, Inc., acquired HOB.com, an Internet boxing website located at www.Houseofboxing.com (the "HOB Website"), for cash and stock totaling approximately $258,000, payable over two years. HOB.com is listed in Yahoo.com's directory as one of the most popular boxing websites.

     In connection with the acquisition of HOB.com, the principals of HOB.com, Gary Randall and Douglass Fischer, executed five year employment agreements with HOB.com pursuant to which they will continue to be responsible for the overall operations of the HOB Website. The HOB Website is one of the most comprehensive sources for boxing information on the Internet. HOB.com provides boxing fans with fight news, streaming video and audio profiles of prominent fighters and other personalities involved in boxing and pre-and post-fight interviews with the top fighters and personalities in the sport and business of boxing. HOB.com also produces high quality boxing documentaries on-line such as the documentary of "Sugar" Shane Mosley entitled "Facing Destiny" that it produced in connection with Mosley's successful world championship bout against Oscar De La Hoya in June 2000. In March 2000, the Company announced that HOB.com had executed a five year employment agreement with Mr. Michael Katz, the long-time prominent boxing sports writer for The New York Daily News, to write boxing content exclusively for HOB on a full-time basis. Mr. Katz has won numerous writing awards including the Nat Fleischer Award for "excellence in boxing journalism", the sports equivalent of a Pulitzer Prize.

     HOB.com has also entered into contracts with the Microsoft Corporation and AvantGo, Inc. to substantially increase its audience at no cost to HOB.com. Under the terms of HOB.com's contract with the Microsoft Corporation entered into in August 2000, HOB.com has been featured on Microsoft's Windows Media.com Broadband Guide. Windows Media.com is the fastest growing audio and video guide on the web with millions of unique users every month, according to statistics released by Microsoft from audience measurement service Nielsen/NetRatings. HOB.com's contract with AvantGo entered into in October 2000 makes the HOB Website available on the AvantGo mobile Internet service that allows mobile device users free access to information wirelessly, including handheld devices and Internet-enabled phones. AvantGo has more than 1,000,000 registered users for its service, according to AvantGo. The Company is actively exploring appropriate means to interest its registered user base at Sportcut.com in the high quality content regarding the sport of boxing provided by HOB.com In conjunction with these efforts to build the site traffic of the HOB Website, HOB.com also effected a major redesign of the HOB Website during the third quarter to enhance both the appearance of and the ease of use of the HOB Website for its visitors.

     HOB.com is also presently planning a concentrated drive to procure sponsors for the HOB Website to generate revenues. HOB.com plans on utilizing the Company's Chief Executive Officer, Robert Gutkowski who has extensive experience in sports marketing to direct this sponsorship procurement program. In addition, Mr. Gutkowski expects to utilize his extensive prior experience as President of Madison Square Garden Network in negotiating cable broadcast transactions to assist HOB.com in developing an Internet broadcast strategy. In that regard, HOB.com entered into a promotional arrangement with the Showtime Network in connection with the Mike Tyson-Andrew Golota boxing match held on October 21, 2000, pursuant to which HOB.com provided extensive audio and video content regarding Mike Tyson and Andrew Golota and banner advertising for Showtime's website on the HOB Website in exchange for cash consideration and the use of audio and video content produced by Showtime on the HOB Website. In addition, HOB.com also promoted the Roy Jones-Eric Harding boxing match held on September 9, 2000 on the HOB Website. In conjunction with the Mike Tyson-Andrew Golota bout and the Roy Jones, Jr.-Eric Harding bout, HOB.com provided its users who are cable television and Direct Broadcast satellite subscribers with the ability to order such pay-per-view bouts on-line on the HOB Website. HOB.com utilized the on-line ordering system of TelVue Corporation (OTC Bulletin Board: TEVE) to make this service available to its visitors.


     The Company's sports agency business is presently focused on two major sports: the NFL, and motorsports. In 1997, the Company established Worldwide Football Management, Inc. ("WWFM"), as a separate entity to continue its agency, marketing and management services to professional football players. WWFM presently represents 37 professional football players, including, among others, Antonio Freeman of the Green Bay Packers, Tyrone Wheatley of the Oakland Raiders, O.J. McDuffie of the Miami Dolphins and Rickey Dudley of the Oakland Raiders. WWFM recently had its finest draft results in its history during the NFL 2000 draft completed on April 16, 2000 with eight of its players selected by NFL teams. Four of WWFM's players were selected in the second round of the draft and were among the top 47 players taken in the draft: cornerback Mark Roman, LSU, 2nd round, Cincinnati Bengals (34th player selected); wide receiver Todd Pinkston, S. Miss., 2nd round Philadelphia Eagles (36th player selected); defensive back Rogers Beckett, Marshall University, 2nd round San Diego Chargers (43rd player selected); and wide receiver, Jerry Porter, W.Virginia, 2nd round Oakland Raiders (47th player selected).

         In the months of July and August 2000, WWFM had the finest period in its history, procuring football contracts totaling over $51 million for eight players--veteran, Lance Johnstone, defensive end, Oakland Raiders (up to $36 million over 7 yrs.; $6.9 million dollar first year payments); and NFL rookies Todd Pinkston, wide receiver, Philadelphia Eagles ($3.955 million over 5 yrs.; $1.3 million signing bonus); Jerry Porter, wide receiver, Oakland Raiders ($4.3435 million over 6 yrs.; $1.75 million signing bonus); Rogers Beckett, safety, San Diego Chargers ($2.79 million over 4 yrs.; $1.14 million signing bonus); Darrell Jackson, wide receiver, Seattle Seahawks ($1.25 million over 3 yrs.); Gary Berry, safety, Green Bay Packers ($1.07 million over 3 yrs.); Michael Wiley, running back, Dallas Cowboys ($934,000 over 3 yrs.), and Eugene McCaslin, linebacker, Green Bay Packers

($847,000 over 3 yrs.). WWFM's agency fee is 3% of these contract amounts (except for Rogers Beckett where the agency fee is 1.5%), payable after receipt of moneys by the players and assuming fulfillment of the contracts by these players.

     In 1998, the Company established a Motorsports Division to generate corporate sponsorships for race teams competing in different racing circuits, to procure corporate endorsements for race teams and drivers and to develop licensing opportunities to sell merchandise bearing the name and mark of certain racing teams and drivers. In March 2000, the Motorsports Division announced that it had procured seven licensing contracts on behalf of Crews, Inc., a worldwide leader in eye and face protection products based in Memphis, Tennessee. The licensing contracts are with prominent NASCAR race car teams, drivers and sponsors, including Dale Jarrett, the 1999 Winston Cup champion and the Winner of the 2000 Daytona 500; 1999 NASCAR rookie of the year, Tony Stewart; prominent Winston Cup drivers Bobby Labonte; Rusty Wallace; Terry Labonte, Ricky Rudd and Busch Grand National Series driver Casey Atwood. These licensing contracts relate to Crews, Inc.'s licensing the marks for the drivers' names, likeness, likeness of car, name of sponsor, team names and logos for the use on Crews' eye and face safety glasses. The Company has also procured licensing contracts with Southeastern Conference universities such as The University of Florida, The University of Georgia, The University of Kentucky, and The University of Tennessee to likewise license their names and logos for Crews' eye and face protection products. Production and sale of these items on a mass scale by Crews commenced in October 2000. The Company is entitled to receive 20% of all royalties paid to the licensors under these licensing contracts. The Company is also pursuing several other sponsorship opportunities for race car teams and drivers, although there can be no assurance that the Motorsports Division will be successful in procuring such sponsorship opportunities. The Motorsports Division also successfully negotiated driver contracts for two emerging race car drivers in 2000 in connection with the negotiation of their driver contracts--Kevin Grubb's contract as a driver for Brewco Motorsports in the Busch Grand National Series and Scott Riggs' contract as a driver for Ultra Motorsports in the Craftsman Truck Series.

     As previously noted, the Company has reduced its involvement in the boxing management business through the consensual termination of a joint venture agreement with Munisteri Entertainment & Sports, Inc. and is evaluating its options with respect to its remaining boxing management business. The Company's Boxing Division presently represents four professional boxers. The Company is a party to exclusive management contracts with two heavyweight boxers -- Shannon Briggs, and Danell Nicholson pursuant to which the Company retains a percentage, ranging from 23 1/3% to 27-1/2%, of the boxers' purses from all professional boxing contests and exhibitions during the term of the contracts and has interests in two additional boxers through a joint venture agreement with Bulldog Boxing Management, LLC. Mr. Nicholson is presently the #4 ranked heavyweight in the world by the International Boxing Federation and is presently scheduled to box Hasim Rathman in January 2001 in a mandatory elimination bout, the winner of which will be accorded the status as the top ranked contender for the International Boxing Federation heavyweight title.

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


Nine Months Ended September 30, 2000, Compared with Nine Months Ended September 30, 1999

     Net revenues from continuing operations for the nine months ended September 30, 2000 were $811,612 as compared to $1,035,928 for the nine months ended September 30, 1999. Purse income increased to $48,862 for the 2000 period, as compared to $38,750 for the 1999 period. In addition, during the nine months ended September 30, 2000, the Company recognized merchandise revenues from the sale of memorabilia amounting to $21,582 compared to memorabilia sales of $157,159 during the 1999 period. This decrease was principally the result of the Company's having terminated its relationship in 1999 with the executive principally responsible for memorabilia sales. In nine months ended September 30, 2000, the Company recognized $526,660 of contract and agency fees, as compared to $477,891 in contract agency fees reflected during the comparable 1999 period. In addition, during the 2000 period, marketing fee income was $371,426, as compared to $211,043 for the 1999 period.

     Total expenses from continuing operations for the nine months ended September 30, 2000 increased to $7,550,839, as compared to $3,532,455 for the 1999 period. Boxing, training and related expenses amounted to $426,529 for the nine months ended September 30, 2000 compared to $554,462 for the 1999 period. The principal reason for the decrease was fewer number of bouts in the 2000 period, offset by costs incurred with new joint venture arrangements commenced in 1999. Promotion and selling, general and administrative and promotional expenses increased to $7,061,425 for the 2000 nine month period as compared to $2,853,301 for the corresponding 1999 nine month period. Such increases were attributable to the increase in salaries, professional and compensation fees, promotional expenses, and acquisition of and operational costs for HOB.com during the 2000 period. Sportcut.com has been discontinued by the Company and therefore will not result in any additional material expenses other than the charge taken for such discontinuance. Other increased expenses were for items such as promotions, rent, telephone, insurance, consultants, and travel expenses. Also, there was a non-cash expense of $2,081,223 for stock compensation costs during the nine month period ended September 30, 2000, including warrants issued in the Company's private placement of stock which closed in June 2000 and for services rendered and to be rendered to the Company and its subsidiaries.

         For the nine months ended September 30, 2000, the Company recorded a loss on disposal of its Internet subsidiary, Sportcut.com, of approximately $1,819,000. For the nine and three months ended September 30, 2000, the Company incurred losses from operations of this discontinued business of approximately $2,089,000 and $97,000. For the nine and three months ended September 30, 1999, the Company restated its result of operations to reflect losses from discontinued operations of approximately $757,000 for comparative purposes.

         As a result of the foregoing, net loss for the nine months ended September 30, 2000 increased to $10,582,032 as compared to $3,182,495 for the comparable September 30, 1999 period.

Liquidity and Capital Resources

         The Company's principal source of operating capital has been provided by public and private sales of the Company's equity securities, as supplemented by revenues from operations. At September 30, 2000, the Company had working capital of $3,937,572 which amount was primarily the remaining net proceeds from the Company's private placement of its common stock which was completed in June 2000.


         The Company's material commitments for capital expenditure are management salaries, anticipated training expenses and recruitment expenses. The Company's Internet subsidiary, HOB.com will continue to need substantial capital funding in excess of approximately $600,000 during the next twelve months. Management salaries are approximately $1,885,000 per annum, which could increase if the Company develops a need for additional executive management. Recruitment and promotional expenses are estimated at approximately $1,000,000, subject to variations depending upon player availability and recruiting success. The foregoing represents the expected significant uses of working capital during the next twelve months. The Company believes that its current cash and cash equivalents will be sufficient to fund its operations over the next 8 months or longer. However there can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements. Accordingly, the Company may be required to seek additional financing through bank borrowings, private or public debt or equity financing or otherwise. The Company concluded a private placement of its securities in June 2000 in which it raised aggregate proceeds of approximately $5,500,000. There can be no assurance that any additional financing will be available to the Company on favorable terms, if at all.

                                     PART II

                                OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on October 18, 2000. The holders of 25,805,433 shares of Common Stock were entitled to vote at the meeting. All proposals were approved by the vote required for the respective proposal. The results of the voting were as follows:

1. The following persons were elected as directors of the Company, by the following votes:


                                                FOR            WITHHELD
                                                ---            --------
        Robert Gutkowski                   17,625,105              47,867
        Charles A. Koppelman               17,625,105              47,867
        Herbert F. Kozlov                  17,625,105              47,867

        Harvey Silverman                   17,625,105              47,867
        John D'Angelo                      17,625,105              47,867
        Arthur Barron                      17,625,105              47,867
        Chester Simmons                    17,625,105              47,867

2. The proposal to amend the Company's 1999 Stock Option Plan to increase the number of shares reserved under the Plan from 2,000,000 to 10,000,000 shares was ratified by the following vote:

                   FOR:                              10,369,001
                   AGAINST:                             334,431
                   ABSTAIN:                              89,928

3. The proposal to amend the Company's Certificate of Incorporation to change the name of the Company to "Magnum Sports & Entertainment, Inc." was ratified by the following vote:

                   FOR:                              17,608,899
                   AGAINST:                              47,583
                   ABSTAIN:                              16,500

4. The proposal to amend the Company's Certificate of Incorporation to provide for a 5 to 1 reverse capitalization of the Company's outstanding common stock, $.01 par value, was ratified by the following vote:

                   FOR:                              17,326,405
                   AGAINST:                             302,707
                   ABSTAIN:                              48,860




5. The proposal to ratify the appointment of Friedman Alpren & Green LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 was approved by the following vote:

                   FOR:                              17,487,059
                   AGAINST:                             135,633
                   ABSTAIN:                              50,280




                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Magnum Sports & Entertainment, Inc.
                                                     (Registrant)

Date: November 14, 2000                  /s/ Robert Gutkowski
                                      ------------------------------------------
                                      Robert Gutkowski, President



Date: November 14, 2000                  /s/ Ray Schaetzle
                                      ------------------------------------------
                                      Ray Schaetzle, Chief Financial Officer