Form 10KSB
period 2000-12-31
MAGNUM SPORTS & ENTERTAINMENT INC
filed 2001-03-28
CIK 1002325

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR FISCAL YEAR ENDED DECEMBER 31, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT TO 1934
        FOR THE TRANSITION PERIOD FROM ___ TO___

COMMISSION FILE NUMBER 0-21585

                       MAGNUM SPORTS & ENTERTAINMENT, INC.
                 (Name of Small Business Issuer in its charter)

Delaware                                    22-3393152
--------                                    ----------

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

1330 Avenue of the Americas, 39th Floor, New York, New York  10019
-------------------------------------       -----
(Address of Principal Executive Offices)    (Zip Code)


                                 (212) 246-7380
                                 --------------
                 Issuer's Telephone Number, Including Area Code

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year. $1,043,438

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days. $6,849,906 based upon a closing price of $1.13 on March 21, 2001.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date: 6,342,506 shares as of March 21, 2001

Transitional Small Business Disclosure Format (check one):

Yes            No   X
    -----         -----



                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                     PART I

ITEM  1.  DESCRIPTION OF BUSINESS

Organization

         Magnum Sports & Entertainment, Inc. (the "Company" or "Magnum") is a public Nasdaq Small Cap-listed company headed by Chief Executive Officer Robert
M. Gutkowski and Charles A. Koppelman, Chairman of the Board, who are two successful executives who have established track records of success in building entertainment companies as more fully described below. They were appointed to their respective positions on June 15, 2000 by the Company's Board of Directors. Their goal for the Company is to grow its revenues through carefully executed acquisitions and the hiring of experienced individuals in the fields of fashion, music, sports and film/television. The Company seeks to become a multi-dimensional entertainment business that includes providing career, marketing and licensing opportunities to its roster of talent in the rapidly converging worlds of sports, music, fashion and entertainment. The Company's new management team explored a range of acquisition candidates as a means to commence implementation of this strategy, culminating in December 2000, when the Company signed a letter of intent to acquire Ford Models, Inc., the world's most prestigious fashion modeling agency as more fully described below.

          In June 2000, the Company announced that it appointed Robert Gutkowski, former President and Chief Executive Officer of both Madison Square Garden and The Marquee Group, as President and CEO of the Company and had elevated Charles A. Koppelman, former Chairman and CEO of EMI Records Group-North America, to Chairman of the Company's Board of Directors. Mr. Gutkowski has extensive executive experience in the sports and entertainment business. In 1991 he was named President of Madison Square Garden. In that position, he was responsible for the operations of the New York Knickerbockers, the New York Rangers (winners of the 1994 Stanley Cup Championship) and MSG Communications, which included the MSG Network. While President of the MSG Network, Gutkowski negotiated the landmark twelve-year $486 million deal to telecast New York Yankees baseball while growing the network into the nation's largest and most profitable regional sports network. In 1994 he founded and later took public, The Marquee Group, a worldwide sports and entertainment firm that managed, produced and marketed sports and entertainment events and provided representation for athletes, entertainers and broadcasters. At Marquee, Gutkowski executed an aggressive growth strategy through the acquisition of such companies as Athletes and Artists, Sports Marketing and Television International, QBQ Entertainment, Tollin-Robbins Entertainment, Park Associates, Alphabet City Records, Cambridge Golf and ProServ. He successfully sold The Marquee Group in 1999 to SFX Entertainment, Inc., a New York Stock Exchange listed company, for more than $100 million.

        Charles Koppelman is a prominent music and entertainment entrepreneur who, over a 25 year period beginning in 1965, built and acquired music properties that were sold for over $400 million in 1989. From 1989 to 1992, Koppelman was Chairman and CEO of EMI Music Publishing and SBK Records. From 1993 to 1997 Koppelman was Chairman and CEO of EMI Record Group-North America and successfully oversaw all North American activities of EMI's many record labels and was instrumental in the careers of Frank Sinatra, Barbra Streisand, Garth Brooks, Tracy Chapman and others. He is currently Chairman and CEO of CAK Entertainment, Inc., Chairman of Medalist Entertainment, Inc., an affiliate of Alliance Entertainment, and is acting Chairman of Steve Madden Ltd.

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

Proposed Business Strategy

         The Company's strategy for enhancing long-term shareholder value is based on four entertainment pillars: fashion, music, sports and film/television.
The Company will seek to build entertainment in all these sectors, enhance client careers and produce and co-own content created by its clients. The Company has made progress at identifying the industry sectors as well as the companies and individuals who it wants to be involved with in creating the new Magnum Sports & Entertainment, Inc. The Company intends to grow through the acquisition of companies and through the addition of key executives who have succeeded in their respective fields. It is especially interested in acquiring companies that have strong brand names that the Company can extend all along the sports and entertainment spectrum.

Recent Developments

The Ford Models, Inc. Letter of Intent

         As an important first step in the Company's acquisition strategy, the Company announced on December 12, 2000, that it had signed a letter of intent with Ford Models, Inc., the world's most prestigious modeling agency("Ford"), to acquire 100% of Ford (the "Ford Letter of Intent"). Ford has been instrumental in the careers of Kim Basinger, Christie Brinkley, Sharon Stone, Lauren Hutton, Elle MacPherson, Christie Turlington, Cheryl Tiegs, Rene Russo, Vendela, Ali McGraw, Veronica Webb and Stephanie Seymour over an illustrious fifty-five year history. The Ford Letter of Intent provides, among other things, that Ford agreed that during a 180 day period from December 11, 2000, including any mutually agreed extensions of this 180 day period, none of Ford or the principal stockholders of Ford shall solicit, or encourage the solicitation of, or enter into, negotiations of any type directly or indirectly, or enter into a letter of intent or purchase agreement, merger agreement or other similar agreement with any person, firm or corporation other than the Company with respect to a merger, consolidation, business combination, sale of all or substantially all of the capital stock or assets of Ford or its subsidiaries. The Ford Letter of Intent also provides, among other things, that the purchase price for the acquisition of Ford is $22,000,000 in cash (the "Ford Acquisition"). Upon execution of the Ford Letter of Intent the Company deposited into escrow the sum of $630,000 as a deposit to be used towards the purchase price as more fully described in the Ford Letter of Intent. The Company has retained the investment banking firm of Dominick & Dominick LLC to act as its investment banker to raise the necessary proceeds to finance the Ford Acquisition. There can be no assurance given that the Company can raise the capital necessary to consummate the Ford Acquisition or that the Company can consummate the acquisition of Ford pursuant to the terms of the Ford Letter of Intent.

         In the event that the Company is successful in acquiring Ford, the Company intends to maintain Ford's existing management staff, including Katie Ford, its Chief Executive Officer, who will continue as Chief Executive Officer of Ford and who will be elevated to the Company's Board of Directors. The Company believes that the Ford brand name is very valuable and the Company plans to expand the Ford brand name across all facets of the entertainment industry--fashion, music, sports and film/television. Ford will be an integral part in the Company's implementing its strategy to create a multi-dimensional talent management, marketing and content company that provides its clients with wide ranging opportunities across all facets of the entertainment business. Ford presently maintains offices in eleven cities around the world, including New York, Los Angeles, Miami, Toronto, Paris, Sao Paolo, Rio de Janeiro, and Buenos Aires and effectively provides the Company with a global platform to implement this business strategy. As it exists today, Ford is a company that specializes in modeling but already has an active sports and music division representing on a non-exclusive basis such celebrities as Kobe Bryant, Britney Spears, Enrique Iglesias, the Dixie Chicks, Jessica Simpson, Christine Aguilera, Sisqo, and Tyrese. Under the guidance of Messrs. Gutkowski and Koppelman, the Company believes that it will be able to expand Ford's presence in the worlds of sports, music and entertainment. With Magnum's assistance, it is anticipated that Ford will be able to help its models obtain career opportunities in film, television and music, as well as endorsement, sponsorship, and licensing opportunities with corporations on a global scale.

         Ford's historic model roster provides a clear example of the Company's "crossover" strategy. Rene Russo, Lauren Hutton, Kim Basinger, Sharon Stone and Candice Bergen are among the prominent Ford models who went on to have successful careers in film and television, but none of them were represented by Ford in Hollywood because Ford did not have management capabilities that extended beyond modeling. Under the Magnum umbrella, the Company believes that Ford will be able to service its talent across the entertainment spectrum and retain commission income and participate in ownership of content, such as television programs developed and produced by its talent.

         Magnum believes that the Ford brand can be developed into exciting and profitable television programming on a worldwide basis. Twenty years ago, Ford launched the "Supermodel of the World(TM)" contest, which has become the largest and most prestigious model search in the world. Over the course of a year, young women from around the world vie for modeling contracts totaling $500,000 and the opportunity to become one of the world's most recognizable new faces. The contest is held in over forty countries culminating in an international finals held most recently in Puerto Rico. The event draws top models, celebrities and recording artists and has been seen on cable television as a half-hour program. Magnum believes that the Ford "Supermodel of the World(TM)" is a valuable property with substantial upside that has not been materially commercially exploited to date. The search leading up to the Ford Supermodels finals has been developed as a successful multi-episode "behind-the-scenes" reality-based television program that achieved high ratings in the local Australian market. Both the international finals and the Supermodels search have the potential to be successful broadcast properties that can draw significant multi-year corporate sponsorship on both a national and international level, although there cannot be any assurances that such multi-year corporate sponsorships can be procured.

Magnum Productions

         As part of its new strategic initiative, the Company is at the initial stage of establishing a new division, Magnum Productions. Magnum Productions will focus on the development, production, licensing and ultimately, distribution of high quality television programming designed for basic cable, pay cable, network, and syndicated television distribution in the international marketplace. Magnum Productions intends to ultimately utilize the talent that is managed by the Company, such as the Ford model roster (after the acquisition of Ford), to create and package programming assets.

         Magnum's philosophy will be the development of programming for specific distributor needs. Magnum intends to avoid the development of speculative programming and will seek to minimize its financial exposure on projects. Magnum intends to build and/or acquire a library of programming assets, which the Company anticipates will become increasingly valuable as digital broadcast technologies continue to emerge. Magnum intends to maximize its use of creative funding sources, including pre-sale agreements with domestic and foreign distributors of basic cable, pay cable, network and syndication programs, Canadian tax credit programs and co-production treaties. By pre-negotiating the sale of programming to end-user distribution companies around the world and using the Canadian tax credit system for financing, Magnum will attempt to obtain financing commitments for a significant portion of its programming budgets, prior to the commencement of production.

         Magnum intends to focus on opportunities to create television series that can reach the milestone of 65 episodes, which make shows eligible for daily strip syndication. Magnum intends to initially focus on family-oriented, sports and urban television and low-budget theatrical or direct-to-video projects. By leveraging the strengths of its other divisions, Magnum will seek to develop sports, music and fashion oriented programming. Through its sponsorship division, Magnum intends to seek corporate partners in program development. In addition, Magnum will seek to control the ancillary revenue streams that its programming assets will generate, including music soundtracks, video games and licensing opportunities. Magnum also anticipates that it will be in a position to earn packaging fees (i.e. commissions) by placing talent that it represents, such as Ford models (after the Ford acquisition), into programming that Magnum will produce. No assurance can be given that the Company will be able to finance these activities or that any of these activities will be profitable.

         Magnum has recently hired Michael Yudin as the President of Magnum Productions, who will report to Robert Gutkowski, Magnum's Chief Executive Officer. Mr. Yudin has approximatelhy 20 years of experience in the development, marketing, financing and production of successful television programming. Mr. Yudin joins Magnum from Telescene Film Group Inc., an independent film and television programming company headquartered in Montreal. At Telescene, Mr. Yudin was President of Telescene Entertainment where he was instrumental in the development and production of television programming. Among the successful television series overseen by Mr. Yudin were Sir Arthur Conan Doyle's The Lost World, (22 episodes completed and syndicated in the US by New Line Television, with 22 more under production), Student Bodies (65 episodes, distributed in the US by Twentieth Century Fox Television), Big Wolf on Campus (36 episodes, with 29 additional ordered, seen in the US on Fox Family Channel) and Live Through This, the first one-hour dramatic series ever produced for MTV. Mr. Yudin's career also spans ten years as a programming executive at Paramount Television Group, Viacom, Inc., Reeves Communications and Chelsea Communications and ten years in the marketing and media divisions of major advertising agencies.

         Mr. Yudin has extensive knowledge of complex production financing structures incorporating multiple licenses, co-production partners, government benefits, investor equity partners and production debt facilities. In order to attempt to reduce Magnum's financial exposure on programming expenditures, Mr. Yudin will closely monitor foreign tax and film incentive programs and review the ability to produce Magnum production division's programming through foreign co-production treaties and inter-provincial co-production treaties on a case-by-case basis. It is contemplated that Mr. Yudin's initial activities on behalf of Magnum Productions division will be to procure one or more production assignments as a "producer for hire" on programming that is being produced on behalf of network or cable broadcast companies, thereby enabling Magnum to earn up-front producer fees without having to make capital investment in such programming. There cannot be any assurance that Magnum will be able to successfully operate Magnum Productions, including but not limited to being able to develop any programming of any kind or being able to locate any financial partners to bear the financial risk of any kinds of programming that Magnum seeks to develop or that Magnum will be hired as a producer for hire by any third party.

Potential Future Acquisitions

         As the modeling agency business is highly fragmented, the Company may attempt to acquire one or more other modeling agencies that would be complementary to the Ford name both in the U.S. and overseas markets. The Company may attempt to acquire one or more companies that provide talent management services in the worlds of film, television, music and sports that will enable the Company to offer its expanding talent roster a wide range of career opportunities under one integrated corporate umbrella. In addition, the Company may attempt to acquire one or more companies or hire certain individuals with expertise in the worlds of corporate sponsorship and product licensing, which will enable the Company to link the creative and corporate communities together to create valuable commercial opportunities. There can be no assurance that the Company will be able to make any of these kinds of acquisitions or hire such individuals.

Discontinuance/Termination of Several Poorly Performing Businesses Inherited By New Management

         Messrs. Gutkowski and Koppelman have begun the process of transforming the Company into a multi-dimensional entertainment company that will be able to leverage its clientele across all facets of the rapidly converging entertainment business. The Company's new management is intent on implementing new strategic initiatives consistent with their track records of building successful sports and entertainment companies to turnaround the Company's financial performance. The Company adopted a new name and logo, which were introduced in October 2000. The Company's new management inherited a number of businesses that had poor historical performance and uncertain economic prospects. As part of the transformation, the Company's boxing management business was terminated in the fourth quarter of 2000. In connection therewith, the Company consensually terminated its boxing management agreement with Shannon Briggs, a heavyweight boxer and two joint venture relationships with Munisteri Sports & Entertainment, Inc. and Bulldog Boxing Management LLC, respectively. For the year ended December 31, 2000, the Company recognized revenues of approximately $63,000 attributable to the Company's share of its boxers' purses, and from its joint venture arrangements and ticket sales. Also, the operations of an Internet subsidiary, Sportcut.com, Inc. were discontinued during the third quarter of 2000. In addition, the Company terminated the employment agreements of its two executives who were operating the Company's motorsports division in February 2001. The Company's motorsports division had been engaged in the business of representing professional race car drivers, seeking to procure sponsorships for race car teams on the NASCAR racing circuit and procuring licensing opportunities for NASCAR race car teams and drivers. As part of its termination of the employment agreements of its executives of its motorsports division, the Company will be entitled to receive certain percentages of revenues generated prospectively from clients of the motorsports division without incurring any additional expenses in the operation of the motorsports division. The Company cannot, however, provide any estimate of such prospective revenues. The Company also sold all remaining items of sports memorabilia during 2000 that remained in inventory from its memorabilia division that it had discontinued in 1999.

The Company's Current Operations

         The Company's remaining current businesses provide agency services to professional football players, principally in the form of contract negotiation with National Football League ("NFL") teams and an Internet boxing content website, www.Houseofboxing.com (the "Hob Website") that it operates through its wholly-owned subsidiary Magnum Houseofboxing.com, Inc.("HOB.com"). Each of these businesses were in operation at the time that Messrs. Gutkowski and Koppelman assumed their positions as Chief Executive Officer and Chairman of the Board, respectively in June 2000. The Company presently employs two agents who are licensed as contract advisors with the NFL Players' Association to operate its football agency business. Agency fees for negotiation of professional football contracts are regulated by the NFL Collective Bargaining Agreement and typically range from 1.5% to 3% of the player's contract, payable after receipt by the player of his moneys from the NFL team(which includes the player's base salary, signing bonus and any performance bonus actually received by the player, during the length of the contract) which the agent negotiated for his client with the team. That revenue stream continues for so long as the player is paid pursuant to such contract, even if the client changes agents during that span. The Company's football agency presently represents approximately 40 professional football players, including, among others, Tyrone Wheatley, Rickey Dudley, and Lance Johnstone of the Oakland Raiders, Darren Sharper, safety of the Green Bay Packers who was named to the 2000 NFL All-Pro Team, Antonio Freeman wide receiver of the Green Bay Packers, and O.J. McDuffie, wide receiver of the Miami Dolphins. In addition, the Company's football agency has currently signed contracts with 9 players who are eligible for the April 2001 NFL draft, including Gerard Warren, University of Florida defensive lineman and Rod Gardner, Clemson University wide receiver each of whom has been projected as a first round draft choice in the upcoming NFL draft by NFL Digest.com, a leading NFL prognosticator. The Company is presently evaluating its NFL agency and determining whether such operation should be continued, sold or otherwise disposed of.

        For the fiscal year ended December 31, 2000, the Company's football agency operations generated revenues of $504,820 from contract negotiation fees.

         With respect to the HOB Website, the Company has determined that it does not fit with the Company's new management's business strategy. The HOB Website is a sports content website that focuses on the sport of boxing, producing high quality editorial content and audio and video content regarding top flight boxers and boxing personalities. It has been called "boxing's premier website" by Sports Illustrated. The HOB Website, however, faces intense competition from numerous Internet sports and entertainment companies many of which are better capitalized than the HOB Website and/or have relationships or are owned by major media companies such as CBS Sportsline, Espn and Cnn/SI. In addition, it has been extremely difficult for the HOB Website to generate any material revenues from advertising and/or sponsorships. Accordingly, the Company is actively seeking to sell the HOB Website, although there can be no assurance that it will be able to sell the HOB Website. If the Company is unable to sell the HOB Website, it will either discontinue the operations of the HOB Website or materially reduce the staff operating the HOB Website in order to reduce the operating expenses incurred with the HOB Website. The Company has already reduced the staff operating the HOB Website by terminating the employment of five individuals involved with such operations in February and March 2001.

         As part of the Company's overall strategy, the Company effected a reverse five for one stock split of its common stock, effective October 19, 2000 (the "Reverse Split"), after the approval of such Reverse Split by the Company's stockholders at its annual meeting held on October 18, 2000. The primary reason for the Reverse Split is the Company's desire to maintain a minimum bid price of $1.00 per share in order to remain listed on the NASDAQ Small Cap Market. NASDAQ requires that a company maintain a minimum bid price of $1.00 per share to maintain its listing on NASDAQ. The Company's common stock was trading below such minimum bid price for over one month before such Reverse Split. Subsequent to the Reverse Split, the Company has not received any notice from NASDAQ that it is not in compliance with the listing requirements of NASDAQ, including its compliance with NASDAQ's rule that the Company maintain a minimum bid price of $1.00 per share. The Company's continued listing on the NASDAQ Small Cap Market is very valuable in helping management put forth a viable acquisition strategy for potential sellers and commercial and investment banks.

         During the third quarter of 2000, the Company made a $200,000 investment in a privately-held company that is developing an innovative, celebrity-based marketing and sponsorship concept. The concept is designed to provide a viral marketing solution for entertainment companies in building brands, efficiently marketing and promoting content, and giving consumers a new and entertaining manner in which to interact with proprietary entertainment properties. The concept is intended to use the Internet for the delivery of a customized video electronic greetings from celebrities in the worlds of television, film, sports, music and fashion to consumers. The privately-held company has formed a strategic partnership with one of the world's leading sports marketing companies and is in various stages of negotiations with other companies that control significant proprietary content. The concept is presently expected to become functional during 2001 through the launch of a website, although the Company cannot give any assurance that the privately-held company will be successful in launching the website or if launched that such website will be able to be operated profitably. In exchange for the investment, the Company received 246,600 shares in the privately held company's Series B convertible preferred stock, which is convertible into 2% of the current outstanding common stock of the privately-held company. In addition, the Company has entered into a consulting agreement with the privately-held company, pursuant to which the Company agreed to use its reasonable efforts for a two-year period to assist the privately-held company in procuring the participation of celebrities in the concept. In exchange for such consulting services, the Company was granted an option to acquire an additional 606,596 shares of common stock, or approximately 5% of the current outstanding common stock of the privately-held company, on a fully diluted basis, subject to certain vesting requirements. The privately-held company also agreed to place Charles Koppelman and Bob Gutkowski on its Board of Advisors, for which Messrs. Koppelman and Gutkowski each received options to purchase 60,656 shares of common stock, or approximately 0.5% each of the current common stock of the privately-held company, on a fully diluted basis, subject to certain vesting requirements.

         In addition, during the third quarter of 2000, the Company also invested the sum of $125,000 in Interview Productions, LLC ("Interview Productions"), a limited liability company formed to finance, produce and distribute an independent motion picture for release in theatrical and all other worldwide markets and media. Interview Productions has raised a total of $750,000, including the $125,000 invested by the Company for the production of the motion picture. Interview Productions owns an original screenplay entitled "Interview With the Assassin" that is being produced into a motion picture by producers David Levien and Brian Koppelman who together with Neil Burger, the writer/director of "Interview With the Assassin", are the managers of Interview Productions. David Levien and Brian Koppelman have track records of success in the motion picture business, having written the screenplay for the well-received movie "Rounders" starring Matt Damon and Edward Norton and released by Miramax Films in 1998. "Rounders" debuted as the number one box office movie during the second weekend of September 1998. Messrs. Levien and Koppelman have also co-directed, co-written and co-produced "Knockaround Guys" starring Vin Diesel, Seth Green, Barry Pepper, Andrew Davili, Dennis Hopper and John Malkovich, which is scheduled to be released by New Line Cinema in the spring of 2001. Interview Productions has completed principal filming of "Interview With The Assassin" and the film is in the post-production phase. The Company received a 16.66% ownership interest in Interview Productions in exchange for its $125,000 investment. Investors in Interview Productions will be entitled to recoup 110% of invested capital first before any sharing of distributable cash, if any, between the investors and the managers which will be shared equally, fifty percent each. Brian Koppelman is the son of Charles Koppelman, the Chairman of the Board of Directors of the Company. There can be no assurance that the Company's investment in either the privately held company or in Interview Productions will result in any return on the Company's investment.

Private Placement

         In late January 2001, the Company commenced a private placement of its common stock. The proceeds from the private placement have been and will be used as working capital for the Company's current operations. This private placement is not designed to raise the capital necessary to fund the Ford Acquisition, although the Company reserved the right to use some portion of the capital raised in such private placement to fund some portion of the Ford Acquisition. As of March 21, 2001, the Company had raised the sum of $1,295,000 under such private placement. The Company is presently planning on funding the Ford Acquisition from a combination of equity capital that it will raise in another private placement and bank financing, although there cannot be any assurance that the Company will be able to raise sufficient capital to fund the Ford Acquisition or that the Company will be able to negotiate an acquisition agreement to acquire the Ford Acquisition even if the funds are available.

COMPETITION

         The Company's existing NFL agency faces intense competition from numerous other registered NFL agents. There are at least 900 registered NFL agents, according to the National Football League Player's Association. Also, several of such agents are employed by large sports companies such as IMG and SFX Sports Group that also offer marketing services such as procuring sponsorship, licensing and marketing opportunities for professional athletes that the Company's NFL agency does not offer to prospective clients.

EMPLOYEES

       At December 31, 2000, the Company and its subsidiaries in the aggregate had twenty-eight employees. Ten of such persons perform executive functions, four are agents, one is a marketing executive, two are writers for the HOB Website, and eleven perform clerical or administrative or technology service functions. Subsequently, the Company reduced its number of employees by the termination of the employment agreements of its two executives operating its motorsports division and termination of the employment of three technology personnel and three executives who had been involved in operating the HOB Website. Additionally, one administrative employee resigned. The Company believes that it will be further reducing the number of persons currently employed because of its decision to either sell the HOB Website or reduce or discontinue its operations. The Company however also plans to increase the size of its employees through a carefully planned acquisition strategy of both companies and individuals with track records of success in the entertainment business.

ITEM 2.  DESCRIPTION OF PROPERTIES

       The Company's principal executive offices are currently located at 1330 Avenue of the Americas, 39th floor, New York, New York 10019. The Company currently occupies approximately 3,000 square feet of space, for which the Company pays a month to month base rental of approximately $17,500. The Company also leases an office in Fort Lee, New Jersey comprised of approximately 1,800 square feet and pays a monthly base rental of $1,800. The Company also leases an office of approximately 1,900 square feet in New York City that it had anticipated utilizing for the operations of its internet subsidiary, Sportcut.com, Inc., but because of the discontinuance of such internet business, the Company never occupied such space. The Company presently subleases such space to an unrelated third party.

ITEM 3.  LEGAL PROCEEDINGS

         In 1999, the Company's wholly-owned subsidiary, Worldwide Basketball Management, Inc.("WWBM"),filed a complaint against Mr. Derek Anderson in Superior Court of New Jersey alleging, among other things, that, Mr. Anderson breached a marketing contract between Mr. Anderson and WWBM by failing to pay WWBM an amount equal to fifteen percent of all sums received by Mr. Anderson under the terms of an endorsement contract between Mr. Anderson and Nike, Inc. The parties ultimately settled such action pursuant to a Stipulation of Settlement. In such Stipulation, Mr. Anderson agreed to pay WWBM the sum of $170,817 according to a payment schedule over the next twelve months. In addition, Mr. Anderson has agreed to pay WWBM additional sums equal to fifteen percent (15%) of any sums received by Mr. Anderson from Nike, Inc. after the date of the settlement under the terms of an endorsement contract between Mr. Anderson and Nike, Inc. which endorsement contract expires on September 30, 2001. To date, Mr. Anderson has made all payments required under the Stipulation of Settlement to WWBM.

        In 1999, the Company filed an action against Mr. Darnell Jones and Summit Management International, Inc. in New York Supreme Court to recover the sum of $41,000 plus interest and attorneys fees due and owing under the terms of a promissory note issued by such defendants in favor of the Company. The defendants failed to answer such action and the Company obtained a default judgment against them in the amount of $45,921. To date, the Company has been unable to execute on such judgment against the defendants, and there is no assurance regarding what recovery, if any, the Company will be able to obtain from these defendants.

         In November 1999, Sportcut.com, Inc., a subsidiary of the Company, entered into a technology contract with Vanguard Interactive, Inc.("Vanguard"), pursuant to which Vanguard agreed to provide certain technology services in exchange for monthly payments of $18,000 per month for a one year term. Sportcut.com, Inc. made payments totaling $60,000 to Vanguard under this agreement. Thereafter, in February 2000, the parties had a dispute regarding the nature of the services to be provided by Vanguard under such agreement. The parties have engaged in a series of settlement discussions over the past twelve months but to date have not reached a settlement of this matter. The parties intend to continue engaging in settlement discussions in the future, although there can be no assurance given that the parties will be able to reach a settlement of this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on October 18, 2000. The holders of 25,805,433 shares of Common Stock(the number of shares of common stock outstanding prior o the Reverse Split) were entitled to vote at the meeting. All proposals were approved by the vote required for the respective proposal. The results of the voting were as follows:

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

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

       The Company's Common Stock and Redeemable Warrants are traded on the Nasdaq SmallCap Market System under the, symbols "MAGZ" and "MAGZW", respectively.
The following reported high and low closing sales prices of the Company's Common Stock and Redeemable Warrants for each quarter since 1999 were as follows:

                                          Common Stock*            Warrants*
                                          ------------             --------
                                          High     Low            High    Low

 1999  First Quarter                      11.25    6.25          1.875    0.47
       Second Quarter                     22.18    6.875         4.065    0.47
       Third Quarter                      14.68    7.50          2.97     1.405
       Fourth Quarter                     14.84    5.625         2.97     0.94


  2000 First Quarter                      12.15     7.50         0.09     0.04
       Second Quarter                     8.10      4.35         0.05     0.03
       Third Quarter                      5.30      2.80         0.04     0.01
       Fourth Quarter                     1.688     0.96         0.14     0.03

         *Adjusted to reflect the Company's reverse five for one stock split, effective October 19, 2000.

       As of December 31, 2000, the approximate number of holders of record of shares of the Company's Common Stock was 2,108.

         The Company has not paid a cash dividend on the Common Stock since its public offering in October 1996. The Company intends to retain future earnings for use in its operations and, accordingly, does not intend to pay cash dividends in the foreseeable future.

         The Company sold an aggregate of 1,220,065 shares of its Common Stock in three private placements in 2000 at prices ranging from $4.65 to $7.50, raising aggregate proceeds of $6,286,000. Janssen Partners, Inc. ("Janssen"), acted as a placement agent in two of the private placements for which it received cash commissions of approximately $253,400 along with approximately 190,000 shares of common stock and the May Davis Group acted as a sales agent with respect to one of the private placements for which it received cash commissions of approximately $96,000. The number of shares and price per share set forth above are adjusted to reflect the Reverse Split that occurred effective October 19, 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

General

     Magnum Sports & Entertainment, Inc. (the "Company" or "Magnum"), is a public Nasdaq Small Cap-listed company headed by two extremely successful executives in the worlds of sports, music and entertainment, Chief Executive Officer, Robert M. Gutkowski, and Chairman of the Board, Charles A. Koppelman, who were appointed to their positions effective June 15, 2000. The Company is seeking to create a multi-dimensional global entertainment company that will encompass content, marketing, corporate sponsorship, licensing and talent management. By leveraging its brands and clientele across all facets of the rapidly converging business, Magnum will create diversified revenue streams for itself and its clients. As a critical step in implementing this strategy, the Company has signed a letter of intent in December 2000 to acquire Ford Models, Inc, the world's most prestigious fashion modeling agency.

     Messrs. Gutkowski and Koppelman have crafted the Company's new business strategy, which is based on four integrated entertainment pillars: fashion, music, sports and film/television. Under its "one-stop shopping" philosophy, Magnum's goal is to expand Ford's presence in the worlds of music, sports and film/television, and create new revenue streams for Ford and its modeling clients from original programming, corporate sponsorship, endorsements and licensing opportunities. Magnum will seek to manage talent in all these sectors, build and enhance client careers and produce and co-own content created by its clients.

     Upon being appointed to their respective positions in June 2000, Messrs. Gutkowski and Koppelman began an intensive review of the Company's existing operations, which were unprofitable, to determine whether they should be continued, sold, terminated or discontinued. In that regard, in the third quarter of 2000, the Company discontinued the operations of its sports internet subsidiary, Soprtcut.com, Inc. Similarly, in the fourth quarter of 2000, the Company terminated its boxing management business that represented numerous professional boxers, principally heavyweight boxers by consensually terminating its boxing management agreements with boxers such as Shannon Briggs and terminating its joint venture arrangements with Munisteri Sports & Entertainment, Inc. and Bulldog Boxing Management LLC. In February 2001, the Company terminated its employment agreements with its two executives responsible for operating its Motorsports Division, which represented certain NASCAR race car drivers and race car teams and sought to procure corporate sponsorships and licensing opportunities for race car teams and drivers. In addition, in 2000, the Company sold the remaining portion of its sports memorabilia inventory signed by professional athletes.

         In addition, the Company is actively seeking to sell its HOB Website and will seek to discontinue or materially reduce the operations of the HOB Website in the event that a buyer for such internet property cannot be located relatively soon. The Company has already terminated the employment of five individuals involved in the operations of the HOB Website in February and March 2001.

         Accordingly, because the Company's new management is seeking to implement an entirely new business strategy for the Company, the Company does not believe that the results of operations during 2000 are indicative of the Company's future prospects, particularly where the Company has substantially eliminated all existing businesses inherited from prior management. The Company cannot however provide assurances that it will be successful in executing the business strategy of its new management team.

         The Company's remaining sports agency is its NFL agency and the Company is examining this agency to determine whether it should be retained, sold or discontinued. Maintaining the presence in an NFL agency requires significant expenditures. The Company must retain the services of qualified agents, develop a roster of clients, and develop support services for the athletes. Only a portion of such expenses incurred by the Company will result in the engagement by a client of the Company's services, and it is often uncertain the extent to which, even if retained, a client will generate significant revenues to the Company.

       The Company's revenues from its NFL agency are directly related to the earnings of its clients. The Company derives revenues based upon a percentage, currently ranging from 1.50% to 3% of professional football player contracts for whom the Company or its management acts as agent or representative. The timing of receipt of revenues by the Company is subject to seasonal variations with respect to revenues generated from the negotiation of player contracts. In addition, the size of the Company's revenues can change based upon the negotiation of player contracts with significant bonus provisions or the draft position of a new player(which is difficult to predict with certainty during the recruiting of collegiate players eligible for the NFL draft). The Company's NFL agency can be expected to spend significantly during the first eight months of each calendar year (particularly July through January of the following year)for recruitment and related expenses, and to receive its revenues during the last three months of the year and the first month of the following year.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

       Net revenues for the year ended December 31, 2000 were $1,043,438 as compared to $1,118,243 for the fiscal year ended December 31, 1999. The year ended December 31, 2000 reflects an increase in contract agency fees to $729,229 as compared to $475,929 in 1999, as a result of the receipt in 2000 of additional revenues from the Company's NFL agency. Purse income from boxers decreased to $60,112 for 2000, as compared to $231,011 for 1999, primarily because of management's decision to terminate its boxing management business during the third quarter of 2000. In addition, during the year ended December 31, 2000, the Company received merchandise revenues from the sale of memorabilia declined to $21,582 as compared to memorabilia sales in 1999 of $160,525, due to the Company's discontinuance of its memorabilia division. In addition, during 2000, marketing fee income increased to $229,050 as compared to $181,475 in 1999 due to commissions from an endorsement agreement that the Company had procured for a professional basketball player, Derek Anderson with Nike, Inc.

      Total costs and expenses for the year ended December 31, 2000 increased to $9,950,915 as compared to $9,099,641 for 1999. During 2000, $3,795,030 of these expenses were non-cash charges related to the issuance of securities for compensation and settlement costs. During the third quarter of 2000, the Company discontinued the operations of its Internet subsidiary, Sportcut.com, Inc. In connection with such discontinuance, the Company incurred a charge of $3,888,456. Boxing, training and related expenses amounted to $770,279 for the year ended December 31, 2000 compared to $886,521 for 1999. Promotion expenses were reduced to $423,676 in 2000 compared to $574,012 in 1999. Selling, general and administrative expenses increased to $8,572,825 in 2000 compared to $7,469,204 in 1999. Such increase was principally due to the continuing expenses associated with operating the Company's various sports agency and internet businesses plus the expenses associated with the hiring of Mr. Gutkowski as Chief Executive Officer in June 2000 and the subsequent hiring of a new management team. During the last half of 2000,the Company has discontinued several of the businesses that the new management team inherited. This was done to reduce operating expenses in 2001. The Company discontinued the operations of its Internet subsidiary, Sportcut.com in the third quarter of 2000 and is actively seeking a buyer for the HOB Website. In the event that the Company does not sell the HOB Website soon, the Company will either discontinue the operations of HOB.com or materially reduce the operations of the HOB Website. In February and March 2001, the Company terminated five employees involved in the operations of the HOB Website.

       As a result of the foregoing, net loss for the year ended December 31, 2000 increased to $12,749,197 as compared to $10,522,544 for December 31, 1999.

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

         Total costs and expenses for the year ended December 31, 1999 increased to a restated total of $9,099,641 as compared to $5,762,046 for 1998. During 1999, $6,162,726 of these expenses were non-cash charges related to the issuance of securities for compensation and settlement costs. Boxing, training and related expenses amounted to $886,521 for the year ended December 31, 1999 compared to $625,344 for 1998. The principal reason for the increase was the added expenses incurred from the joint venture agreements entered into by the Company in 1999 which resulted in an increase in the number of boxers managed by the Company and a corresponding increase in the expenses incurred in such management. Promotion and other operating expenses increased to a restated total of $8,996,501 for 1999 as compared to $4,768,552 for 1998. Such increase was principally due to the increase in total salaries arising from the hiring of entire staff of 25 full-time executives for the Company's Internet subsidiary, Sportcut.com, founded in 1999. Included in the expenses for the year ended December 31, 1999 is $169,904, compared to $359,195 in 1998 of costs of products sold and related services relating to sports memorabilia sold by the Company during 1999. Promotional and recruiting expenses, consisting largely of promotional, advertising, public relations and website expenses, plus travel and entertainment expenses, increased from $1,066,392 in 1998 to $2,086,955 in 1999. In addition, professional and consulting fees in 1999 aggregated $2,115,370, as a result of the Company's increased legal and financial consulting fees incurred in 1999 due to incurring additional expenses in connection with the development of the Sportcut.com and in pursuing several business transactions which ultimately were not consummated. In 1999, the Company continued its use of outside consultants in connection with its increased level of activity in its agency businesses.

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

LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal source of operating capital has been provided by public and private sales of the Company's equity securities, as supplemented by revenues from operations. At December 31, 2000, the Company had working capital of $1,130,951. In March 2001, the Company supplemented its working capital by receiving net proceeds of $1,295,000 from a private placement of 1,148,753 units with each unit comprised of one share of its common stock and one warrant.

       The Company's present material commitments for capital expenditure are its management salaries, the operations of its HOB Website, and anticipated recruitment expenses for the Company's NFL agency business. However, the Company is actively seeking to sell its HOB Website and if it is unsuccessful in locating a buyer, the Company will either discontinue or materially reduce the operations of the HOB Website. If the Company is successful in acquiring Ford, then the Company's material commitments for capital expenditures will be in maintaining and expanding the operations of Ford. The Company projects that it will continue to need substantial capital funding in excess of $2,000,000 during the next twelve months irrespective of whether it is successful in acquiring Ford. The Company will need to seek such funding because the Company's current cash and cash equivalents and anticipated cash flow from operations are insufficient to support the Company's operations. The Company projects that the Company's management salaries are approximately $1,315,000 per annum, which would increase materially if the Company acquires Ford because of the additional expenses associated with Ford's management. Recruitment and promotional expenses for the Company's NFL agency are estimated at approximately $85,000, subject to variations depending upon player availability and recruiting success. The foregoing represents the expected significant uses of working capital during the next twelve months. The Company believes that its current cash and cash equivalents, and cash flow from anticipated operations, will be sufficient to fund its operations through June 30, 2001. However, there can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements. Accordingly, the Company may be required to seek additional financing through bank borrowings, private or public debt or equity financing or otherwise. There can be no assurance that any such financing will be available to the Company on favorable terms, if at all. The Company's independent accounting firm, Friedman Alpren & Green LLP stated in their opinion accompanying the Company's financial statements that the Company's financial condition indicate that the Company may be unable to continue as a going concern and its ability to do so is dependent on its ability to achieve profitable operations and its ability to obtain any necessary financing. As set forth above, in March 2001 the Company received net proceeds of $1,295,000 from a private placement of its common stock and warrants.

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

ITEM 7. FINANCIAL STATEMENTS

       See Financial Statements annexed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Since December 16, 1997, Friedman Alpren & Green LLP has been engaged as the independent auditors of the Company. Friedman Alpren & Green LLP's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The directors and executive officers of the Company are as follows:

Name                      Age             Position
----                      ---             --------

Robert Gutkowski          52              President, Chief Executive Officer,
                                          of Magnum and Director
Charles Koppelman         60              Chairman of the Board of Magnum
Harvey Silverman          58              Director
Herbert Kozlov            46              Director, Secretary
John D'Angelo             44              General Counsel and Director
Arthur Barron             66              Director
Chester Simmons           71              Director
Ray Schaetzle             43              Chief Financial Officer
Murray Weiss              43              Executive Vice President


        ROBERT GUTKOWSKI has been President and Chief Executive Officer of the Company since June 2000. He has an extensive background presiding over prominent sports and entertainment companies. In 1991 he was named President of Madison Square Garden. In that position, he was responsible for the operations of the New York Knickerbockers, the New York Rangers, which won the 1994 Stanley Cup Championship, and MSG Communications which included the MSG Network. While President of the MSG Network, Gutkowski negotiated the landmark twelve-year $486 million deal to telecast New York Yankees baseball and the network grew to become the nation's largest and most profitable regional sports network. In 1995 he founded, and later took public, The Marquee Group, Inc., a worldwide sports and entertainment firm that managed, produced and marketed sports and entertainment events and provided representation for athletes, entertainers and broadcasters. At Marquee, Gutkowski executed an aggressive growth strategy through the acquisition of such companies as Athletes and Artists, Sports Marketing and Television International, QBQ Entertainment, Tollin-Robbins Entertainment, Park Associates, Alphabet City Records, Cambridge Golf and ProServ. He successfully sold The Marquee Group in 1999 to SFX Entertainment, Inc. for more than $100 million.

         CHARLES KOPPELMAN has been Chairman of the Board of Directors of the Company since June 2000 and a director of the Company since June 1999. Since 1997, he has been Chairman and Chief Executive Officer of CAK Entertainment, Inc. He is also Chairman of the Board of Directors of Steven Madden, Ltd., and the Rock and Roll Hall of Fame. He is also Chairman of the Board of Medalist Entertainment, Inc., a subsidiary of Alliance Entertainment. He is also on the arts board at Tufts University and is a Trustee of North Shore Hospital. He is also on the Board of Governors of New York Hospital and sits on the Dean's Council at Hofstra Law School. From 1993 to 1997 he was the Chairman and Chief Executive Officer of EMI Records Group--North America and successfully oversaw all North American activities of EMI's many record labels.

         HARVEY SILVERMAN has been a Director of the Company since July 1996. Mr. Silverman is a Senior Managing Director of Spear, Leeds & Kellogg in New York, where he has been employed since 1963. Mr. Silverman is a former Governor on the American Stock Exchange and is a Director of Intermarket Clearing Corp.

         HERBERT KOZLOV has been a Director and Secretary of the Company since July 1996. Mr. Kozlov is a member of Parker Duryee Rosoff & Haft where he has practiced law for more than five years. Mr. Kozlov is also a Director of HMG Worldwide Corporation, Alpha Hospitality Corporation and a number of privately held companies. He has been a practicing attorney for more than twenty years.

         JOHN D'ANGELO has been In-House General Counsel of the Company since April 1998 and a Director of the Company since July 1999. He is a graduate of Cornell University and the University of Virginia School of Law where he was a member of the Law Review. His previous legal experience spans over fifteen years, principally as a corporate attorney with the firm of Davis Polk & Wardwell and from 1996 through 1998 he was engaged in a private general law practice.

         ARTHUR BARRON has been a Director of the Company since September 2000. He was previously Chairman of Time Warner International until 1995, a corporate unit charged with strategic development outside the U.S. for developing new business ventures, partnerships, acquisitions and investments in the international media and entertainment industries. Previously, he worked for Paramount Communications Inc. for 26 years including the period from 1984 through 1989 when he was President of Paramount Communications Inc.'s Entertainment Group, which included Paramount Pictures, Madison Square Garden and the New York Knicks and New York Rangers. He also has extensive government experience, having been a member of the State Department Advisory Committee on International Communications and Information Policy; the Commerce Department Advisory Committee on High Definition Television; and, at the U.S. State Department's request, negotiated the Cultural Affairs issues that arose during the U.S.-Canadian Free Trade negotiations. He was previously a member of the Board of Directors of The Marquee Group, Inc., a company specializing in sports production, marketing and talent representation through 1999. In 1987 he was awarded the Commander of Arts & Letters by the French Government, which is one of its highest civilian commendations. In 1998, he was given the Minister's Commendation Award of the Ministry of Posts and

Telecommunications of Japan, in appreciation of his efforts in conducting research on telecommunications essential to policy-making of the Japanese and U.S. governments.

        CHESTER SIMMONS has been a director of the Company since September 2000. He began his television career in 1957 when he joined Sports Programs, Inc. which soon developed into the American Broadcasting Company (ABC) unit responsible for that network's sports programming where he was involved with the acquisition, programming and production of NCAA College Football, The National Basketball Association (NBA) and the Summer and Winter Olympic Games (Innsbruck, Tokyo). He then moved to NBC where he played a major role in all phases of the network's acquisition and coverage of Major League Baseball, The National Hockey League (NHL), NCAA Football and Basketball (including the Championship Tournament- "The Final Four"), the Rose Bowl, The Professional Golfers Association (PGA) Tour, Wimbledon, The French Open, and various Olympics (Moscow and Sapporo). In 1977, he was named the first President of NBC's Sports Division. He later became President and CEO of ESPN prior to its launch in 1979 and guided it through its infancy where his ability to build organize and manage a new entity was a prime factor in ESPN now being recognized as the preeminent and most successful cable network in the world. He subsequently became the Commissioner of the United States Football League (USFL), organizing and building the league's office and management team, directing its expansion and seeing it through its first two seasons, before leaving in 1985 after the final decision was made to move the league to the fall. For the past five years Mr. Simmons has been President and CEO of his own consulting company specializing in the media with emphasis on cable and television sports production, management, and organization. He serves on the Board of Directors of Select Media Communications and is an Adjunct Professor in the College of Applied Professional Sciences, Department of Sports Administration of the University of South Carolina.

         MURRAY WEISS has been Executive Vice President of the Company since June 2000. From 1998 to 2000 he was Executive Vice President of CAK Universal Credit Corporation, an investment banking boutique specializing in the securitization of intellectual property. He was previously an investment banker as a Senior Vice President at Lehman Brothers from 1986-1995. From 1996 to 1998, he was a Managing Director at Prudential Securities. He is a graduate from Queens College, with a BA in Mathematics and holds an MBA degree in Finance from New York University Graduate School of Business.

         RAY SCHAETZLE has been Chief Financial Officer of the Company since September 2000. From 1995 to 2000, he was the Executive Vice President/Finance of the New Jersey Nets of the National Basketball Association. He had been employed by the New Jersey Nets since 1987. He was previously the Controller of the New Jersey Generals of the United States Football League from 1982-1986. He is a member of the American Institute of Certified Public Accountants.

       To the Company's knowledge, based upon a review of Forms 4 and 5 and any amendments thereto, submitted to the Company, all Directors, Officers, and Beneficial Owners of more than 10% of the Common Stock of the Company have filed all reports required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

       The following table sets forth the aggregate compensation paid by the Company to the Chief Executive Officer and President, and certain other executive officers of the Company for services rendered to the Company by such persons during the years ended December 31, 2000 and 1999.

                          Summary Compensation Table(1)

                                                                         Restricted
                                                                            Stock                     Option
                                                       Salary     Bonus     Award      Options/SAR   Valuation
Name and Principal Position                   Year      ($)        ($)       ($)           (#)          ($)
---------------------------                   ----      ---        ---       ---           ---          ---
Robert Gutkowski                              2000    $150,000      -         -           36,111      $234,759
Chief Executive Officer, President            1999       N/A*       -         -             -             -

Murray Weiss                                  2000    $122,566   $75,000      -           10,833      $ 70,428
Executive Vice President                      1999       N/A*       -         -             -             -

Ray Schaetzle                                 2000    $ 55,384      -         -            3,037      $ 11,709
Chief Financial Officer                       1999       N/A        -         -             -             -

John D'Angelo                                 2000    $114,938      -      $138,125         -             -
General Counsel                               1999    $ 52,500      -         -             -             -

--------------------
(1) Other compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus of the Officer for the year.

* Messrs. Gutkowski and Weiss commenced their employment with the Company effective June 15, 2000.

** Mr. Schaetzle commenced his employment with the Company effective September 11, 2000.

      The following table sets forth information with respect to certain stock options granted to the named executive officers during the year ended December 31, 2000.

                  Option Grants in Year Ended December 31, 2000

                    Number of     Percent of Total
                     Shares       Options Granted
                    Underlying      to Employees     Exercise Price   Expiration
       Name          Option       in Fiscal Year(1)     Per Share        Date
       ----          ------       -----------------     ---------        ----
Robert Gutkowski     36,111                9%            $5.00*         6/15/10
Chief Executive
Officer

Murray Weiss         10,833                9%            $5.00*         6/15/10
Executive Vice
President

Ray Schaetzle         3,037               10%            $5.00          9/12/10
Chief Financial
Officer

--------------------
(1) Does not include options granted to non-employee directors or independent consultants.

*The exercise price for 50% of the options held by Messrs. Gutkowski and Weiss are at $5.00 per share. Of the remaining 50% of their options, 1/3 have an exercise price of $15, 1/3 have an exercise price of $30 and 1/3 have an exercise price of $45. All of the exercise prices reflect a reverse split of 5:1 in October 2000.

COMPENSATION OF DIRECTORS

       The Company has no standard arrangements, pursuant to which the directors of the Company are compensated. Set forth below are stock option and stock grants to non-employee directors issued by the Company during 2000.

       In March 2000, the Company granted to Mr. Koppelman a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $8.30 per share, exercisable for a five-year term and also issued to Mr. Koppelman 200,000 shares of the Company's common stock.

         In April 2000, the Company granted to Mr. Silverman an option to acquire 60,000 shares of the Company's common stock at an exercise price of $8.30 per share, exercisable for a ten-year term.

         In April 2000, the Company granted to Mr. Kozlov an option to acquire 40,000 shares of the Company's common stock at an exercise price of $8.30 per share, exercisable for a ten-year term.

EMPLOYMENT AGREEMENTS

         The Company entered into a three-year employment agreement in June 2000 with Mr. Gutkowski as Chief Executive Officer and President of the Company that provides for annual salaries of $300,000, $325,000 and $350,000 during the first, second and last years of the term of such employment agreement. In addition, Mr. Gutkowski's employment agreement provides for the following stock option grant: an option to acquire the Company's common stock in two tranches: the first stock option grant is an option to acquire 200,000 shares of the Corporation's common stock at an exercise price of $5.00 per share, exercisable for a ten-year term and vesting pro-rata over the three-year term of the contract, or at the rate of 66,666 options per year (the "First Tranche Options"); and the second option grant is an option to acquire 200,000 shares of the Company's common stock at an exercise price of $5.00 per share, exercisable over a ten year term and vesting according to the following schedule: 66,666 options vesting when the closing bid price of the Company's common stock price equals $15.00 per share for at least 10 consecutive trading days; and 66,666 options vesting when the closing bid price of the Company's common stock price equals $30.00 per share for at least 10 consecutive trading days; and 66,666 options vesting when the closing bid price of the Company's common stock price equals $45 per share for at least 10 consecutive trading days (the "Second Tranche Options").

         Concurrently with Mr. Gutkowski's employment agreement, the Company also entered into a three year employment agreement with Mr. Murray Weiss as Executive Vice President. Mr. Weiss's employment agreement provides for annual salaries of $225,000, $250,000 and $275,000 during the first, second and last years of the term of such employment agreement. It also provides for a $75,000 signing bonus to be paid to Mr. Weiss by the Company and for the Company to issue to Mr. Weiss a $100,000 interest free loan secured by the Company's stock. In addition, Mr. Weiss's employment agreement provides for a similar stock option package to the stock option package approved by the Company for Mr. Gutkowski with the same $5.00 per share exercise price and the same vesting criteria, except that the first tranche of options are for a total of 60,000 options and the second tranche of options are for a total of 60,000 options instead of 200,000 Second Tranche Options as were granted to Mr. Gutkowski.

         The Company also entered into a three year employment agreement with Mr. Ray Schaetzle as Chief Financial Officer pursuant to which Mr. Schaetzle is to receive an annual salary of $180,000 plus a minimum annual bonus of $20,000 in September 2001, 2002 and 2003. In addition, Mr. Schaetzle's employment agreement provides that the Company shall grant to Mr. Schaetzle an option to acquire 30,000 shares of the Company's common stock vesting pro-rata during the three-year term of his employment agreement at an exercise price of $5.00 per share with the exercise price for the second and third year equal to 110% of the common stock's closing price on September 30, 2001 and 2002.

         The Company also entered into a one year employment agreement in June 2000 with John D'Angelo as General Counsel of the Company and its subsidiaries that provides for an annual salary of $115,000 to be increased to $130,000 in January 2001.

         The Company also entered into an agreement with Mr. Koppelman in June 2000 to become Chairman of the Board of Directors of the Company for a minimum three year term, subject to his re-election as Chairman by the shareholders of the Company; and the Company granted Koppelman a stock option package similar to the stock option package approved by the Company for Mr. Gutkowski with the same $5.00 per share exercise price and the same vesting criteria, except that the first tranche of options are for a total of 50,000 options and the second tranche of options are for a total of 50,000 options.

ITEM 11. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 21, 2001 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock, including stock options and warrants, by (i) each director of the Company, (ii) certain executive officers of the Company, (iii) each person known by the Company to be the owner of more than five percent (5%) of its outstanding shares of Common Stock and (iv) all executive officers and directors as a group:

PERCENTAGE OF COMMON STOCK
NAME AND ADDRESS(1)                                   NUMBER
BENEFICIARY OWNED                                    OF SHARES
-------------------                                  ---------
Robert Gutkowski                                     256,916(3)

Charles Koppelman                                    419,140(4)

Herbert F. Kozlov                                    155,900(5)

Harvey Silverman                                     142,167(6)

John D'Angelo                                         98,731(7)

Murray Weiss                                          17,000(8)

Ray Schaetzle                                          7,000(9)

Arthur Barron                                         85,034(10)

Chester Simmons                                        1,000

Marc Roberts                                         360,993(10)

All officers and directors as
a group (9 persons)(11)                            1,182,888

------------------------
(1) All figures shown reflect the Reverse Split and the addresses of the officers and directors is care of the Company's principal executive office. Assumes the sale of the Minimum Offering at $1.00 per share.
(2)  Assumes the sale of the Maximum Offering at $1.00 per share.
(3)  Includes 143,458 options which are currently exercisable options.
(4) Includes 112,500 options and warrants which are currently exericisable options and warrants.
(5) Includes 97,100 options which are currently exercisable options. Does not include options to acquire additional options held by members of a law firm of which Mr. Kozlov is a member. Mr. Kozlov disclaims beneficial ownership of such shares. Includes 1,600 shares held under the NYUGMA for the benefit of his minor children.
(6)  Includes 125,400 options which are currently exercisable options.
(7)  Includes 57,699 options which are currently exercisable options.
(8)  Includes 15,000 options which are currently exercisable options.
(9)  Includes 5,000 options which are currently exercisable options.
(10) Includes 42,017 warrants which are currently exercisable warrants.
(11) Includes 136,000 options which are currently exercisable options.
(12) Includes 734,174 shares that may be acquired upon the exercise of currently exercisable options and warrants.

          AGGREGATE OPTIONS AND WARRANTS HELD BY OFFICERS AND DIRECTORS


                                                Number of Securities
                            Total              Underlying Options Not
Name                   Options/Warrants    Exercisable at March 31, 2001
----                   ----------------    -----------------------------
Robert Gutkowski           400,000                  350,000
Charles Koppelman          200,000                   87,500
Harvey Silverman           125,400                        0
Herbert F. Kozlov           97,100                        0
Murray Weiss               120,000                  105,000
John D'Angelo               40,000                        0
Ray Schaetzle               30,000                   25,000

STOCK OPTION PLAN

         In December 1999, the shareholders of the Company approved the Company's adoption of the 1999 Stock Option Plan(the "SOP"), covering 2,000,000 shares of the Company's Common Stock, $.01 par value, pursuant to which officers, directors and key employees of the Company are eligible to receive incentive and/or non-qualified stock options. In October 2000, the shareholders of the Company approved a resolution to increase the number of shares reserved under the plan from 2,000,000 to 10,000,000. The SOP is administered by the Board of Directors or a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions of purchase of options is determined by the Board or committee at its sole discretion. The purpose of the SOP is to attract and retain persons instrumental to the success of the Company. Incentive stock options granted under the SOP are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the SOP to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. As of December 31, 2000, the Company had issued 815,000 options under the SOP.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1999, the Company announced that Mr. Charles Koppelman had joined the Company's Board of Directors. Mr. Koppelman has a long and distinguished career in the entertainment industry and is currently Chairman and Chief Executive Officer of CAK Universal Credit Corp., a boutique finance company to the entertainment industry. He is also former Chairman and Chief Executive Officer of EMI Records Group North America. In connection with such appointment, the Company issued Mr. Koppelman a total of 100,000 restricted shares of Common Stock in exchange for Mr. Koppelman's agreement to serve for a minimum three year term on the Company's Board of Directors.

        Pursuant to an Agreement dated as of October 12, 1999 among Charles Koppelman ("Koppelman"), Worldwide Entertainment & Sports Corporation ("the Company") and Sportcut.com, Inc. ("Sportcut"), Koppelman agreed to serve as Chairman of Sportcut for a minimum three-year term through October 31, 2002. Sportcut.com operated a sports content Internet website that was launched in November 1999 and the Company discontinued the operation of this website as of September 30,2000. As compensation for Koppelman's services as Chairman, the Company and Sportcut compensated Koppelman as follows: (A) Sportcut issued 250 shares of Sportcut common stock representing 5% of Sportcut's outstanding capital stock to Koppelman, and the Company shall issue Koppelman a warrant to purchase up to an aggregate of 75,000 shares of Common Stock at an exercise price of $2.00 per share.

         The Company entered into an agreement with Mr. Koppelman in June 2000 to become Chairman of the Board of Directors of the Company for a minimum three year term, subject to his re-election as Chairman by the shareholders of the Company; and the Company granted Koppelman a stock option package similar to the stock option package approved by the Company for Mr. Gutkowski with the same $5.00 per share exercise price and the same vesting criteria, except that the first tranche of options are for a total of 50,000 options and the second tranche of options are for a total of 50,000 options. These stock and option grants reflect the subsequent five for one reverse stock split that the Company implemented effective October 19, 2000.

         During the third quarter of 2000, the Company made a $200,000 investment in a privately-held company (the "privately-held company") that is developing an innovative, celebrity-based marketing and sponsorship concept. The concept is designed to provide a viral marketing solution for entertainment companies in building brands, efficiently marketing and promoting content, and giving consumers a new and entertaining manner in which to interact with proprietary entertainment properties. The concept is intended to use the Internet for the delivery of a customized video electronic greetings from celebrities in the worlds of television, film, sports, music and fashion to consumers. The privately-held company has formed a strategic partnership with one of the world's leading sports marketing companies and is in various stages of negotiations with other companies that control significant proprietary content. The concept is presently expected to become functional during 2001 through the launch of a website, although the Company cannot give any assurance that the privately-held company will be successful in launching the website or if launched that such website will be able to be operated profitably. In exchange for the investment, the Company received 246,600 shares in the privately held company's Series B convertible preferred stock, which is convertible into 2% of the current outstanding common stock of the privately-held company. In addition, the Company has entered into a consulting agreement with the privately held company pursuant to which the Company agreed to use its reasonable efforts for a two-year period to assist the privately-held company in procuring the participation of celebrities in the concept. In exchange for such consulting services, the Company was granted an option to acquire an additional 606,596 shares of common stock, or approximately 5% of the current outstanding common stock of the privately-held company, on a fully diluted basis, subject to certain vesting requirements. The privately-held company also agreed to place Charles Koppelman and Bob Gutkowski on its Board of Advisors, for which Messrs. Koppelman and Gutkowski each received options to purchase 60,656 shares of common stock, or approximately 0.5% each of the current common stock of the privately-held company, on a fully diluted basis, subject to certain vesting requirements.

     In addition, during the third quarter of 2000, the Company also invested the sum of $125,000 in Interview Productions, LLC ("Interview Productions"), a limited liability company formed to finance, produce and distribute an independent motion picture for release in theatrical and all other worldwide markets and media. Interview Productions has raised a total of $750,000, including the $125,000 invested by the Company for the production of the motion picture. Interview Productions owns an original screenplay entitled "Interview With the Assassin" that will be produced into a motion picture by producers David Levien and Brian Koppelman who together with Neil Burger, the writer/director of "Interview With the Assassin", are the managers of Interview Productions. David Levien and Brian Koppelman have track records of success in the motion picture business, having written the screenplay for the well-received movie "Rounders" starring Matt Damon and Edward Norton and released by Miramax Films in 1998. "Rounders" debuted as the number one box office movie during the second weekend of September 1998. Messrs. Levien and Koppelman have also co-directed, co-written and co-produced "Knockaround Guys" starring Vin Diesel, Seth Green, Barry Pepper, Andrew Davili, Dennis Hopper and John Malkovich, which is scheduled to be released by New Line Cinema in the spring of 2001. Interview Productions has completed principal filming of "Interview With The Assassin" and the film is in the post-production phase. The Company received a 16.66% ownership interest in Interview Productions in exchange for its $125,000 investment. Investors in Interview Productions will be entitled to recoup 110% of invested capital first before any sharing of distributable cash, if any, between investors and the managers of Interview Productions which will shared equally, fifty percent each, to the investors and the managers of Interview Productions. Brian Koppelman is the son of Charles Koppelman, the Chairman of the Board of Directors of the Company.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MAGNUM SPORTS & ENTERTAINMENT, INC.

                                 By: /s/ Robert M. Gutkowski
                                     ------------------------------------
                                     (Robert M. Gutkowski Chief Executive
                                     Officer)

                                 Date:    March 28, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 28th of March 2001.

         Name                                              Title
         ----                                              -----
Directors:

   /s/ Charles A. Koppelman                   Chairman of the Board
---------------------------------------
   (Charles A. Koppelman)

   /s/ John R. D'Angelo                       General Counsel and Director
---------------------------------------
    (John R. D'Angelo)

   /s/ Harvey Silverman                       Director
---------------------------------------
   (Harvey Silverman)

   /s/ Herbert M. Kozlov                      Director
---------------------------------------
   (Herbert M. Kozlov)

   /s/ Arthur Barron                          Director
---------------------------------------
   (Arthur Barron)

   /s/ Chester Simmons                        Director
---------------------------------------
   (Chester Simmons)


ITEM 13. Exhibits, List and Reports on Form 8-K

1. Form 8K filed on June 15, 2000 in connection with the employment of Mr. Robert Gutkowski as Chief Executive Officer of the Company and the appointment of Charles Koppelman as Chairman of the Board of the Company.

2. Form 8K filed on December 18, 2000 in connection with the execution of a letter of intent dated December 11, 2000 between the Company and Ford Models, Inc. and the principal stockholders of Ford Models, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report                                           F-1

Consolidated Balance Sheet as of December 31, 2000 and 1999            F-2

Consolidated Statement of Operations
   Years Ended December 31, 2000 and 1999                              F-3

Consolidated Statement of Cash Flows
   Years Ended December 31, 2000 and 1999                              F-4

Consolidated Statement of Changes in Stockholders' Equity
   Years Ended December 31, 2000 and 1999                              F-5

Notes to Consolidated Financial Statements                           F6-F21

                  FRIEDMAN
                  ALPREN &                                  1700 BROADWAY
                 GREEN LLP                                  NEW YORK, NY 10019
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS                212-582-1600
                                                            FAX 212-265-4761
                                                            www.nyccpas.com

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   MAGNUM SPORTS & ENTERTAINMENT, INC.

           We have audited the accompanying consolidated balance sheet of MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (formerly known as Worldwide Entertainment & Sports Corp.) as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (formerly known as Worldwide Entertainment & Sports Corp.) as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Friedman Alpren & Green LLP


New York, New York
March 9, 2001, except for Note 13,
as to which the date is March 20, 2001

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                                     2000            1999
                                                                                 ------------    ------------
Current assets
   Cash and cash equivalents                                                     $    216,115    $  2,733,050
   Certificates of deposit and mutual funds                                           159,000         169,092
   Accounts and other receivables, less allowance for doubtful
     accounts of $177,963 and $303,544                                                380,265         473,018
   Prepaid expenses and other current assets                                          900,094       1,574,640
   Due from boxers, less allowance of $524,002 in 1999                                     --         327,697
   Inventories                                                                             --          55,762
                                                                                 ------------    ------------

           Total current assets                                                     1,655,474

Property and equipment - at cost, less accumulated depreciation
   and amortization                                                                    60,222       1,699,941

Goodwill - at cost, less accumulated amortization of $13,961                          140,415              --
Prepaid expenses and other assets                                                     526,121              --
Investments                                                                           325,000          75,000
Escrow deposit                                                                        630,000              --
                                                                                 ------------    ------------

                                                                                 $  3,337,232    $  7,108,200
                                                                                 ============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Notes payable, current portion                                                $     60,540    $    121,920
   Accounts payable and accrued expenses                                              288,783         898,562
   Security deposit payable and other current liabilities                              16,200           6,000
                                                                                 ------------    ------------

           Total current liabilities                                                  365,523       1,026,482
                                                                                 ------------    ------------

Notes payable, net of current portion                                                  20,000              --
                                                                                 ------------    ------------

Commitments and contingencies                                                              --              --

Stockholders' equity
   Preferred stock, $.01 par value; 5,000,000 shares authorized,
     none issued                                                                           --              --
   Common stock, $.01 par value; 60,000,000 shares authorized,
     5,193,753 and 3,487,475 shares issued                                             51,937          34,875
   Additional paid-in capital                                                      36,536,751      26,934,625
   Accumulated deficit                                                            (33,624,629)    (20,875,432)
   Demand note receivable for common stock                                            (12,350)        (12,350)
                                                                                 ------------    ------------

                                                                                    2,951,709       6,081,718
                                                                                 ------------    ------------

                                                                                 $  3,337,232    $  7,108,200
                                                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                           2000            1999
                                                       ------------    ------------
                                                                     Restated (Note 2)
Revenues
   Purses                                              $     60,112    $    231,011
   Contract and agency fees                                 729,229         475,929
   Endorsements and marketing fees                          229,050         181,475
   Ticket revenues                                            3,465          69,303
   Merchandise revenues                                      21,582         160,525
                                                       ------------    ------------

                                                          1,043,438       1,118,243
                                                       ------------    ------------

Costs and expenses
   Cost of revenues                                          53,150         169,904
   Training and related expenses                            770,279         886,521
   Promotion                                                423,676         574,012
   Restructuring and contract termination charges           130,985              --
   Selling, general and administrative expenses           8,572,825       7,469,204
                                                       ------------    ------------

                                                          9,950,915       9,099,641
                                                       ------------    ------------

           Loss from operations                          (8,907,477)     (7,981,398)
                                                       ------------    ------------

Other income
   Interest and dividend income                              87,992          76,921
   Other                                                         --          20,066
                                                       ------------    ------------

                                                             87,992          96,987
                                                       ------------    ------------

           Loss from continuing operations
              before income taxes                        (8,819,485)     (7,884,411)

income taxes                                                 41,256           6,790
                                                       ------------    ------------

           Loss from continuing operations               (8,860,741)     (7,891,201)

Discontinued operations
   Loss from operations of the discontinued business     (2,185,727)     (2,631,343)
   Loss on disposal of a business during the
     phase-out period                                    (1,702,729)             --
                                                       ------------    ------------

           Net loss                                    $(12,749,197)   $(10,522,544)
                                                       ============    ============

Weighted average common shares outstanding                4,586,648       2,512,587
                                                       ============    ============

Basic and diluted loss per share
   Continuing operations                               $      (1.93)   $      (3.14)
   Loss from operations of the discontinued business           (.48)          (1.05)
   Loss on the disposal of a business during the
     phase-out period                                          (.37)             --
                                                       ------------    ------------

           Net loss                                    $      (2.78)   $      (4.19)
                                                       ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                             2000            1999
                                                                         ------------    ------------
Cash flows from operating activities
   Net loss                                                              $(12,749,197)   $(10,522,544)
   Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                                           34,159          60,994
       Provision for doubtful accounts                                        404,379         935,640
       Common stock issued for consulting and other services                1,396,510       3,167,211
       Stock-based compensation                                             2,323,520       2,995,515
       Loss on disposal of fixed assets                                         9,633              --
       Loss on disposal of a business                                       1,702,729              --
       Noncash portion of loss from operations of a
         discontinued business                                                307,468              --
       Restructuring and contract termination charges                          75,000              --
       Changes in assets and liabilities, exclusive of acquisition and discontinued operations
         Accounts and other receivables                                        16,071        (482,484)
         Due from boxers                                                           --        (721,364)
         Prepaid expenses and other assets                                    294,008      (1,549,322)
         Inventories                                                           55,762          54,445
         Accounts payable and accrued expenses                               (609,779)        139,561
         Security deposit payable                                              10,200         (70,605)
                                                                         ------------    ------------
           Net cash used in operating activities                           (6,729,537)     (5,992,953)
                                                                         ------------    ------------

Cash flows from investing activities
   Proceeds (purchases) of certificates of deposit and mutual funds            10,092        (169,092)
   Acquisition of property and equipment                                     (394,502)     (1,702,780)
   Proceeds from sales of property and equipment                                9,620              --
   Acquisition of business                                                    (28,630)             --
   Investments                                                               (325,000)        (75,000)
   due from related party                                                          --        (108,094)
   Escrow deposit                                                            (630,000)             --
                                                                         ------------    ------------
           Net cash used in investing activities                           (1,358,420)     (2,054,966)
                                                                         ------------    ------------

Cash flows from financing activities
   Issuance of common stock                                                 6,258,799      12,500,298
   Repayment of notes payable                                                (262,390)        (80,742)
   Private placement costs                                                   (425,387)     (1,753,747)
                                                                         ------------    ------------
           Net cash provided by financing activities                        5,571,022      10,665,809
                                                                         ------------    ------------

Net increase (decrease) in cash and cash equivalents                       (2,516,935)      2,617,890

Cash and cash equivalents, beginning of year                                2,733,050         115,160
                                                                         ------------    ------------
Cash and cash equivalents, end of year                                   $    216,115    $  2,733,050
                                                                         ============    ============

Supplemental cash flow disclosures
   Income taxes paid                                                     $      2,800    $      6,790

Noncash investing and financing activities
   Issuance of common stock for consulting and other services               1,396,510       3,167,211
   Issuance of common stock and notes for purchase of business                125,746              --
   Stock-based compensation charged to expense                              2,323,520       2,995,515
   Issuance of common stock in connection with private placement costs      1,444,095         281,606

The accompanying notes are an integral part of these consolidated financial statements.

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                    DEMAND NOTE
                                            COMMON STOCK             ADDITIONAL                     RECEIVABLE
                                     ---------------------------      PAID-IN       ACCUMULATED     FOR COMMON
                                        SHARES         AMOUNT         CAPITAL         DEFICIT         STOCK
                                     ------------   ------------   ------------    ------------    ------------

Balance, January 1, 1999                1,467,439   $     14,674   $ 10,327,155    $(10,352,888)   $    (12,350)
Issuance of common stock
   Consulting and other services          269,867          2,699      3,095,011              --              --
   Legal services                          10,000            100         69,400              --              --
   Private placements                   1,740,169         17,402     12,482,897              --              --
   Cost of private placements                  --             --     (2,035,353)             --              --
Stock-based compensation - options             --             --      2,995,515              --              --
Net loss                                       --             --             --     (10,522,544)             --
                                     ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1999              3,487,475         34,875     26,934,625     (20,875,432)        (12,350)
Issuance of common stock
   Consulting and other services          275,667          2,757      1,393,753              --              --
   Purchase of HOB.com                     20,000            200         65,546              --              --
   Private placements                   1,410,611         14,105      7,688,789              --              --
   Cost of private placements                  --             --     (1,869,482)             --              --
Stock-based compensation - options             --             --      2,323,520              --              --
Net loss                                       --             --             --     (12,749,197)             --
                                     ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2000              5,193,753   $     51,937   $ 36,536,751    $(33,624,629)   $    (12,350)
                                     ============   ============   ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - ORGANIZATION

         Magnum Sports & Entertainment, Inc., formerly known as Worldwide Entertainment & Sports Corp. ("WWES"), was incorporated in Delaware on August 15, 1995 to provide management, agency and marketing services to professional athletes and entertainers, principally boxers. On October 18, 2000, WWES changed its name to Magnum Sports & Entertainment, Inc. ("Magnum"). The Company's significant subsidiaries at December 31, 2000 are as follows:

         Worldwide Team Sports, Inc. ("WWTS"), a wholly owned subsidiary, was incorporated in Delaware on January 23, 1996 to provide management, agency and marketing services to professional athletes.

         Worldwide Basketball Management, Inc. ("WWBM"), was incorporated in Delaware on August 1, 1996 to provide management, agency and marketing services to basketball players. WWBM is owned 90% by Magnum and 10% by a principal formerly associated with Impact Sports Management, LLC.

         Worldwide Football Management, Inc. ("WWFM"), a wholly owned subsidiary, was incorporated in Delaware on March 10, 1997 to provide management, agency and marketing services to football players.

         Worldwide Sports Promotion, Inc. ("WWSP"), a wholly owned subsidiary, was incorporated in Delaware on March 4, 1997 to provide marketing and promotional services to professional athletes, principally boxers.

         Worldwide Houseofboxing.com, Inc. ("HOB"), a wholly owned subsidiary, was incorporated in Delaware on February 1, 2000 to purchase Houseofboxing.com, an Internet boxing website. The HOB website provides comprehensive boxing information on the Internet.


                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 - GOING CONCERN

         The Company's consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred losses of $33,624,629 through December 31, 2000 and has annual operating costs of approximately $9 million to $10 million and no significant sources of revenue to mitigate these operating deficiencies. Management's plans include obtaining continued financing by issuing common stock while developing various marketing strategies. As discussed below, management is exploring strategic opportunities in sports, music, fashion and entertainment and is pursuing acquisitions of or investments in profitable companies and disposal of unprofitable businesses and activities. In conjunction with these plans, the Company has engaged consultants to provide financial advisory, marketing, and merger and acquisition services. The Company has endeavored to conserve cash by paying for a portion of these consulting agreements with common stock and options. There is no assurance that the Company will achieve or sustain profitable operations.

         These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its ability to achieve profitable operations, and its ability to obtain any necessary financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Proposed Acquisition

         On December 11, 2000, Magnum and Ford Models, Inc. ("Ford") entered into a letter of intent setting forth the intentions of the parties with respect to a proposed acquisition by Magnum of all the issued and outstanding capital stock of Ford. Magnum deposited $630,000 with an escrow agent to secure its obligations under the terms of the letter of intent. As part of the terms, Magnum is obligated to secure an additional $630,000, either in the form of cash or letter of credit, to increase the escrow balance to $1,260,000 within 120 days from December 11, 2000.

                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 - GOING CONCERN (Continued)

Discontinued Operation

         In September 2000, management decided to discontinue its Internet subsidiary, Sportcut.com, Inc. ("SCI"). The Company expects the wind-down process to be completed within six months from the measurement date, September 30, 2000. During the year ended December 31, 2000, the Company wrote off approximately $1,700,000 of long-lived assets. Operating results of SCI for the years ended December 31, 2000 and 1999 are shown separately in the accompanying statement of operations. SCI's revenues were $165,537 and $6,708 for the years ended December 31, 2000 and 1999, respectively. The consolidated statement of operations for the year ended December 31, 1999 has been restated to conform all periods presented to discontinued operations treatment.

Restructuring and Contract Termination Charges

         On October 23, 2000, the Board of Directors approved the senior management's decision to terminate Magnum's boxing management business. As a result, Magnum terminated the two joint venture agreements with Munisteri Sports & Entertainment ("Munisteri") and Bulldog Boxing Management, LLC ("Bulldog"). In connection with the termination of the Munisteri agreement, Magnum issued 4,000 shares of stock options valued at $5,985. On December 5, 2000, Magnum terminated the joint venture agreement with Bulldog. Magnum agreed to assign all boxing management contracts to Bulldog and forgive any debts owed by the boxers to Magnum. In addition, Magnum agreed to pay Bulldog a sum of $50,000 in three equal installments on December 5, 2000, January 5, 2001 and February 5, 2001. As a result of exiting the above activities, Magnum incurred approximately $131,000 of restructuring and contract termination charges.

         In addition, the Company is seeking a buyer for HOB, an Internet boxing website. The Company had acquired HOB in February 2000 for $28,630 in cash, 20,000 shares of common stock with a fair value of $65,746, and installment notes payable of $60,000. The acquisition was accounted for as a purchase business combination. At the date of acquisition, HOB had no significant operations.

         The Company is also terminating certain sports divisions. In February 2001, the Company began liquidating its Motorsports Division, which represented certain NASCAR race car drivers and race car teams.

                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of Magnum and its wholly owned and majority-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

Minority Interests

         Magnum has a 90% ownership interest in WWBM and, prior to the disposal of SCI, an 88.5% ownership interest in SCI. The accumulated deficits of the minority interests exceed the minority interest in the equity of each subsidiary as of December 31, 2000, by approximately $874,000. Magnum recognized the losses in excess of the minority interests in the statement of operations for the years ended December 31, 2000 and 1999.

Use of Estimates

         Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Due from Athletes

         The Company made unsecured interest-free advances to boxers and other athletes. Repayments by boxers were made from authorized deductions from fight purses. Advances receivable from other athletes are included in accounts and other receivables on the consolidated balance sheet.

Certificates of Deposit

         The Company classifies its certificates of deposit as held to maturity. Because the certificates of deposit mature in less than one year, the carrying value approximates fair value.

Inventories

         Inventories consisted of memorabilia such as autographed plaques, jerseys, footballs, football helmets and photographs of professional athletes, and were valued at the lower of cost (first-in, first-out) or market.

                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed using primarily accelerated methods over the estimated useful lives of the assets, which range from 5 to 7 years.

Goodwill

         Goodwill represents cost in excess of fair value of net assets acquired from the purchase of the Internet website (HOB.com) and is being amortized over 10 years. The Company periodically re-evaluates its recoverability. In management's opinion, there has been no impairment of goodwill at December 31, 2000.

Capitalized Website Development Costs

         The Company capitalized certain costs associated with the development of its e-commerce website, SPORTCUT.COM. The website was discontinued in September 2000. The recorded value of the HOB website was not material.

Basic and diluted Loss Per Share

         Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year, which has been adjusted for the effect of the five-for-one reverse stock split that took place in October 2000. Diluted EPS has not been presented because the effect of potential common stock would have been anti-dilutive.

Revenue Recognition

         Purse revenue was recognized upon completion of a fight as a percentage of the boxer's purse. Ticket and commission revenues are recognized at the time of the fight. Contract and agency fee revenues are recognized during the various athletic seasons. Merchandise revenue is recognized upon the sale of memorabilia merchandise.

Income Taxes

         Magnum and its subsidiaries file a consolidated Federal income tax return. The Company calculates deferred tax assets and liabilities using the asset and liability method. Deferred taxes are recorded on net operating loss carryforwards and differences between financial reporting and income tax bases of assets and liabilities, using applicable income tax rates. Valuation allowances are established until realization is reasonably assured.

                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restructuring and Contract Termination Charges

         The Company accounts for restructuring and contract termination charges in accordance with Staff Accounting Bulletin No. 100 and Emerging Issues Task Force No. 94-3, which relates to costs to exit an activity.

Stock-Based Compensation

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

Segment Reporting

         The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information, as presented in Note 10.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Reclassifications

         Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Pronouncements

         The Company has adopted the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's revenue recognition policies were in compliance with SAB 101 prior to adoption and, accordingly, no adjustments to the financial statements were necessary.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS Statement No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. Adoption of these pronouncements is required for the period beginning on July 1, 2000. The Company does not invest in derivative instruments and, accordingly, does not expect these pronouncements to have a material impact on the results of its operations.

4 - PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                                     2000         1999
                                  ----------   ----------
Computer hardware and website
   development costs              $   28,103   $1,688,807
Equipment and furniture               91,544      122,228
Leasehold improvements                    --        7,116
                                  ----------   ----------
                                     119,647    1,818,151
Less - Accumulated depreciation
   and amortization                   59,425      118,210
                                  ----------   ----------
                                  $   60,222   $1,699,941
                                  ==========   ==========

                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 - INVESTMENTS

                                        2000       1999
                                      --------   --------
Investment in joint ventures          $     --   $ 75,000
Starheaven, Inc., at cost              200,000         --
Interview Productions, LLC, at cost    125,000         --
                                      --------   --------
                                      $325,000   $ 75,000
                                      ========   ========

         During the third quarter of 2000, Magnum made a $200,000 investment in Starheaven, Inc., a privately held company that is developing an innovative, celebrity-based marketing and sponsorship concept, using the Internet for the delivery of video electronic greetings. At the same time Magnum's Chairman of the Board and President were appointed to Starheaven's Board of Advisors. In exchange, Magnum received 246,600 shares of Series B convertible preferred stock, which are convertible to 2% of the current outstanding common stock of Starheaven, Inc. In addition Magnum entered into a consulting agreement with Starheaven in which Magnum would assist in procuring celebrities to Starheaven's concept. In exchange, for such services, Starheaven granted Magnum options to acquire approximately 5% of its current outstanding common stock, subject to certain vesting requirements.

         On October 4, 2000, Magnum made a $125,000 investment in Interview Productions, LLC, a limited liability company formed to finance, produce and distribute an independent motion picture. Interview Productions, LLC has raised a total of $750,000, including the $125,000 investment by Magnum.

         During 1999, Magnum entered into two profit participation agreements related to professional boxers. These agreements were accounted for under the equity method. During 2000 and 1999, both activities did not generate any significant revenues and expenses. During the fourth quarter of 2000, the Company wrote off its $75,000 investment in these joint ventures as part of its restructuring and contract termination charges (see Note 2).

                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6 - INCOME TAXES AND DEFERRED INCOME TAXES

         income taxes and components of deferred tax assets are as follows:

                                         2000           1999
                                     -----------    -----------
Income taxes
  State income taxes                 $    41,256    $     6,790
                                     ===========    ===========

Deferred tax assets
  Net operating loss carryforwards   $ 6,147,000    $ 4,554,514
  Stock-based compensation             3,628,000      2,367,556
                                     -----------    -----------

                                       9,775,000      6,922,070

  Less - Valuation allowance          (9,775,000)    (6,922,070)
                                     -----------    -----------

           Net deferred tax asset    $       -0-    $       -0-
                                     ===========    ===========

         The Company has available net operating loss carryforwards of approximately $18,100,000, which may be utilized to reduce any Federal taxable income through 2020.

7 - COMMON STOCK

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

         On October 18, 2000, the stockholders approved a five-for-one reverse stock split of the Company's $.01 par value common stock. As a result of the split, the number of outstanding shares was reduced from 25,968,766 to 5,193,753 and additional paid-in capital was increased by $207,750. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated retroactively to reflect the reverse stock split.

                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7 - COMMON STOCK (Continued)

         The Company issued additional shares and stock options for consulting, legal and other services based on fair value at the date of issuance (see Note
9). The following represents issuances of stock to stockholders, directors and officers:

              On February 5 and October 1, 2000 issued, respectively, 5,000 and 15,000 shares of restricted common stock, with a fair value of $65,746, in connection with the purchase of HOB.

              On March 7, 2000 issued 20,000 shares of restricted common stock, with a fair value of $138,125, for services performed by an officer.

              On March 7, 2000 issued 6,000 shares of restricted common stock, with a fair value of $41,439, for consulting services performed by a technology company.

              On April 4, 2000 issued 200,000 shares of restricted common stock, with a fair value of $982,600, for services to a member of the Board of Directors for the period April 4, 2000 to October 4, 2002.

              On May 1, 2000 issued 30,000 shares of restricted common stock, with a fair value of $183,345, as part of the Bulldog Boxing Management, LLC joint venture and affiliation agreement.

         On May 10, 2000 issued 2,000 shares of restricted common stock, with a fair value of $12,223, for consulting services performed by an outside contractor.

              On October 1, 2000 issued 16,667 shares of restricted common stock, with a fair value of $38,778, to Munisteri and 1,000 shares to a trainer for the boxers in connection with the joint venture and affiliation agreement.

              During the year 2000 1,410,612 shares of restricted common stock, with a fair value of $7,702,894, were issued through a private placement.

              On June 16, 1999, issued 35,000 shares of restricted common stock, with a fair value of $436,953, as bonuses to two officers.

              On July 13, 1999, issued 100,000 shares of restricted common stock, with a fair value of $1,049,240, for services performed by a member of the Board of Directors.

              On July 13, 1999, issued 4,000 shares of restricted common stock, with a fair value of $41,969, for services performed by an officer.

                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 - STOCK OPTION PLANS

         The Company adopted a plan which provides options intended to qualify as "incentive stock options" under the Internal Revenue Code. Nonqualified options may also be granted under the plan. In October 2000, the Company increased the number of shares reserved under the plan from 2,000,000 to 10,000,000. The option price per share will be determined at the time of grant, but will not be less than the fair market value of the common stock on such date or, in the case of a 10% stockholder, not less than 110% of the fair market value of the stock on the grant date.

         The Company's stock option plan provides for the granting of both qualifying and nonqualifying stock options to officers, key employees, directors and outsiders. The status of the plans at December 31, 2000 and 1999 is summarized as follows:

                                   Number of    Weighted Average
                                     Shares      Exercise Price
                                     ------      --------------
Outstanding at January 1, 1999       454,700           10.10
Granted                              187,300           11.00
Excercised                                --              --
Cancelled                                 --              --
                                   ---------        --------

Outstanding at December 31, 1999     642,000           10.45
Granted                              453,347            7.75
Excercised                                --              --
Cancelled                                 --              --
                                   ---------        --------

Outstanding at December 31, 2000   1,095,347            9.35
                                   =========        ========

Options exercisable at
  December 31, 2000                1,095,347            9.35
  December 31, 1999                  546,867           10.45

                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8 - STOCK OPTION PLANS (Continued)

         The Company accounts for stock options under the fair value method, pursuant to SFAS No. 123 (see Note 3). The fair value of these options was calculated at the date of grant using a black-scholes option pricing model assuming the following:

                                                 2000               1999
                                                 ----               ----

              Risk free interest rate        5.70% - 6.53%      6.22% - 6.41%
              Volatility factor            61.49% - 180.55%        95.78%
              Dividend yield                      -%                 -%
              Expected life                   3-10 years         2-10 years

         Under the provisions of SFAS No. 123, Magnum's compensation expense arising from the grant of stock options for the years ended December 31, 2000 and 1999 was $2,323,520 and $2,995,515, respectively. The related deferred tax asset of $790,000 and $1,018,475 for the years ended December 31, 2000 and 1999, respectively, was recorded based on a 34% tax rate for the resulting temporary difference.

         Summary information about Magnum's stock options outstanding at December 31, 2000 is as follows:

                                      Weighted
                                       Average    Weighted
     Range of       Outstanding at   Contractual   Average    Exercisable at
     Exercise        December 31,     Periods     Exercise     December 31,
       Price             2000         in Years      Price          2000
       -----             ----         --------      -----          ----
 $14.375                110,100         6.7       $14.375          110,100
  14.375                 23,000         1.7        14.375           23,000
  10.000-14.375          39,500          .9        13.265           39,500
   7.500                 64,000         7.1         7.500           64,000
   7.190-14.375         218,100         2.9        10.135          218,100
  10.650                 62,500         8.2        10.650           62,500
  10.000-12.500          84,800         2.8        11.550           84,800
   7.900-15.000          40,000         1.9        11.050           40,000
   7.500-10.000          96,500         4.8         8.290           96,500
    5.000-8.750         350,389         5.9         7.655          350,389
   5.000                  2,600         5.0         5.000            2,600
   5.000-10.000           3,858         9.0         6.035            3,858
                      ---------                                  ---------
 $ 5.000-15.000       1,095,347         4.7         9.350        1,095,347
 ==============       =========         ===         =====        =========

                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 - COMMITMENTS AND CONTINGENCIES

Letter of Credit

         The Company has an outstanding letter of credit for $103,708 which is collateral for a computer equipment operating lease. This letter of credit is collateralized by a certificate of deposit.

Management Contracts

         The Company has entered into long-term management contracts with a number of professional football players, race car drivers and basketball players. Football and basketball player contracts are for the term of their player contracts. The Company generally receives up to 5% of drivers' and players' compensation and 10% to 20% of fees earned for endorsements and marketing.

Consulting and Other Agreements

         On April 1, 1999, Magnum entered into an agreement with a consultant to provide advisory services with respect to prospective mergers and acquisitions and other business combinations. In exchange, Magnum issued 50,000 shares of restricted common stock.

         On June 28, 1999, Mr. Charles Koppelman was elected as a member of the Magnum Board of Directors for a period of three years through june 30, 2002 and was issued 500,000 shares of Magnum common stock.

         On November 1, 1999, Magnum entered into a consulting agreement with a company to provide Magnum with marketing, consulting and public relations services. In exchange, Magnum issued stock options to purchase up to 200,000 shares of the restricted common stock with exercise prices ranging from $1.63 to $3 per share for a period of twenty-four months.

         Effective March 27, 2000, HOB entered into an agreement with a consultant to review editorial material. In exchange, HOB will pay the consultant $36,000 for the first year and $48,000 for the second year. In addition, the consultant will receive options to purchase 20,000 shares of Magnum common stock at $1.50, exercisable until April 7, 2003.

                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 - COMMITMENTS AND CONTINGENCIES (Continued)

Termination Agreement

         On June 15, 2000, the employment agreement of the former CEO and president was terminated. In connection with the termination, Magnum agreed to pay the former employee $75,000 as severance pay ($25,000 on June 15, 2000 and $50,000 in equal monthly installments of $6,250 from October 2000 to May 2001). In addition, Magnum agreed to issue the employee a warrant to acquire a 3% non-distributable equity interest in HOB and to pay specified expenses up to $84,000.

Employment Agreements

         In connection with its formation, HOB entered into an employment agreement with two key employees for a term of four years, effective February 5, 2000. The agreement provides for annual compensation of $75,000 for each executive.

         During 2000, HOB entered into employment agreements with three employees for terms of one to five years. The agreements provide for annual compensation ranging from $45,000 to $182,500.

         Effective June 15, 2000, Magnum entered into employment agreements with five key employees. Such contracts, with a duration of one to three years, provide for annual compensation ranging from $115,000 to $350,000 a year. The executives are entitled to participate in Magnum's incentive stock option plan.

         Magnum has entered into an employment agreement with a key employee for a term of three years, effective September 11, 2000. The agreement provides for annual compensation of $200,000 and participation in Magnum's incentive stock option plan.

         In connection with its formation, WWFM signed a five-year employment agreement with a key executive, effective April 16, 1997, which provides for annual compensation of $140,000, a signing bonus of $75,000, and an automobile allowance of $1,000 a month.

         In connection with the formation of a motorsports division, WWTS entered into employment agreements with two employees for terms of two and five years, effective August 4, 1999 and April 27, 1999, respectively. The agreements provide for annual compensation totaling $140,000 and commissions based on revenues.

                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)

         WWFM entered into two five-year employment agreements with key employees, beginning April 1, 1999, which provide for a base annual salary of $55,000 each, and a 20% commission on revenue received by WWFM. If certain conditions are met, these employees will also receive stock options to purchase 155,000 shares of Magnum common stock.

Lease Commitments

         The Company has noncancelable operating leases for office facilities, a computer, and other equipment. Approximate minimum annual lease payments are as follows:

                                Computer
Year Ending       Office        and Other
December 31,    Facilities      Equipment       Total
------------    ----------      ---------       -----
      2001       $ 88,000       $ 83,000       $171,000
      2002         65,000         35,000        100,000
      2003         65,000         13,000         78,000
      2004         65,000             --         65,000
      2005         65,000             --         65,000
Thereafter             --             --             --
                 --------       --------       --------
                 $348,000       $131,000       $479,000
                 ========       ========       ========

         Rent expense for office facilities for the years ended December 31, 2000 and 1999 was approximately $188,000 and $164,000, respectively.

                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES (FORMERLY KNOWN AS WORLDWIDE ENTERTAINMENT & SPORTS CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 - REPORTABLE SEGMENTS

         The Company has two reportable segments, representation of professional athletes ("PA") an Internet boxing website. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies, as presented in Note 3. All revenues generated in the segments are external. For the year ended December 31, 2000, the total reportable segments information is as follows:

                                                  Internet Boxing
                                         PA           Website          Total
                                         --           -------          -----
 Reportable segments
   External revenues                 $1,027,938      $   15,500      $1,043,438
   Depreciation and amortization         17,389          16,770          34,159
   Operating loss                    (8,297,308)       (610,169)     (8,907,477)
   Assets                             3,145,152         192,080       3,337,232
   Capital expenditures                  11,070          28,103          39,173

Products and Services Revenues

          The table below presents external revenues for groups of similar products and services for the year ended December 31, 2000:

         Purses revenue from boxers               $    60,112
         Contract and agency fees                     729,229
         Endorsement and marketing fees               229,050
         Ticket revenues                                3,465
         Merchandise revenues                          21,582
                                                  -----------
                                                  $ 1,043,438
                                                  ===========

         Both segments of the Company are operating in and have derived their revenues in the United States.

11 - SUBSEQUENT EVENT

         On March 20, 2001, Magnum completed a private placement offering of 1,148,753 units for approximately $1,295,000. Each unit was comprised of one share of common stock and one warrant to acquire one share of common stock. Share prices for the units range from $1.07 to $1.19.

                                   (Continued)