Form 10QSB
period 2001-03-31
MAGNUM SPORTS & ENTERTAINMENT INC
filed 2001-05-14
CIK 1002325

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

  X Quarterly report under Section 13 or 15(d) of the Securities Exchange --- Act of 1934

For the quarterly period ended March 31, 2001

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

       1330 Avenue of the Americas, 39th Floor, New York, New York, 10019
                    (Address of Principal Executive Offices)

                                 (212)-246-7380
                (Issuer's Telephone Number, Including Area Code)

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

Common Stock, $.01 par value  - 7,517,506 as of May 1, 2001

         Transitional Small Business Disclosure Format (check one):

Yes           No  X
    ---          ---

PART I.

Item 1. Financial Statements





             MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2001

                                   (Unaudited)

                                     ASSETS

Current assets
   Cash and cash equivalents                                                     $      188,373
   Certificates of deposit                                                              137,741
   Accounts receivable, less allowance for doubtful accounts of $177,963                295,428
   Prepaid expenses and other current assets                                            849,295
                                                                                 --------------
                                                                                      1,470,837
           Total current assets

Property and equipment - at cost, net of accumulated depreciation                        54,221

Goodwill, at cost, net of accumulated amortization                                      136,555
Prepaid expenses and other assets                                                       310,651
Investments                                                                             325,000
Escrow deposit                                                                          630,000
                                                                                 --------------

                                                                                 $    2,927,264
                                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Notes payable                                                                         72,000
   Accounts payable and accrued expenses                                         $      331,494
   Income taxes payable                                                                     400
   Security deposit payable                                                              16,200
                                                                                 --------------

           Total current liabilities                                                    420,094
                                                                                 --------------

Stockholders' equity
   Common stock, $.01 par value; 60,000,000 shares authorized,
      6,342,506 shares issued and outstanding                                            63,425
   Additional paid-in capital                                                        37,995,849
   Accumulated deficit                                                              (35,539,754)
   Demand note receivable on private issuance of common stock                           (12,350)
                                                                                 --------------

                                                                                      2,507,170
                                                                                 --------------

           Total liabilities and stockholders' equity                            $    2,927,264
                                                                                 ==============


See notes to unaudited condensed consolidated financial statements.

             MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    --------------------------
                                                                      Restated
                                                        2001           2000
                                                    -----------    -----------

Purse income                                        $         0    $    17,000

Contract and agency fees                                121,139
                                                                        39,734

Endorsements and marketing fees                           2,515         56,000

Ticket revenues                                               0          3,465

Merchandise revenues                                          0            673
                                                    -----------    -----------

                                                        123,654        116,872
                                                    -----------    -----------

Cost of revenues                                              0          1,302

Training and related expenses                             3,490        111,262

Promotional expenses                                     77,661        234,341

Selling, general and administrative expenses          1,963,468      1,854,527
                                                    -----------    -----------

                                                      2,044,619      2,201,432
                                                    -----------    -----------

Loss from operations                                 (1,920,965)    (2,084,560)

Other income                                             11,328         13,784
                                                    -----------    -----------
Loss from continuing operations
before income taxes                                  (1,909,637)    (2,070,776)

Income taxes                                              2,581             89
                                                    -----------    -----------
Loss from continuing operations                      (1,912,218)    (2,070,865)

Discontinued operations:
Loss from operations of the discontinued business        (2,906)    (1,236,146)
Loss on the disposal of a business during the
phase-out period                                              0     (1,438,336)
                                                    -----------    -----------
Net loss                                            $(1,915,124)   $(4,745,347)
                                                    ===========    ===========
Basic and diluted net loss per share
Continuing operations                               $     (0.34)   $     (0.56)
Loss from operations of the discontinued business         (0.00)         (0.33)
Loss on the disposal of a business during the
phase-out period                                          (0.00)         (0.39)
                                                    -----------    -----------
Net loss                                            $     (0.34)   $     (1.28)
                                                    ===========    ===========
Weighted average common shares outstanding            5,585,126      3,707,363
                                                    ===========    ===========

See notes to unaudited condensed consolidated financial statements.

             MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended March 31,
                                                                  --------------------------------
                                                                      2001                2000
                                                                  ------------        ------------
Cash flows from operating activities                              $ (1,520,907)       $ (2,504,298)

Cash flows from investing activities                                    24,030            (309,166)

Cash flows from financing activities                                 1,469,135             471,974
                                                                  ------------        ------------

Net decrease in cash                                                   (27,742)         (2,341,490)

Cash and cash equivalents at beginning of period                       216,115           2,733,050
                                                                  ------------        ------------

Cash and cash equivalents at end of period                        $    188,373        $    391,560
                                                                  ============        ============

Supplemental cash flow disclosures
   Income taxes paid                                              $     40,707        $      3,780

Noncash financing activities
   Issuance of common stock for consulting and other services             0                195,501
   Issuance of common stock in connection with acquisition                0                120,000
   Amounts payable in connection with acquisition                         0                 60,000
   Stock-based compensation charged to expense                         219,814             560,700







See notes to unaudited condensed consolidated financial statements.

             MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

        1.   Nature of Organization:

        Magnum Sports & Entertainment, Inc., formerly known as Worldwide Entertainment & Sports Corp. (the "Company"), was incorporated in Delaware on August 15, 1995 to provide management, agency and marketing and agency services to professional athletes and entertainers, principally boxers. On October 18, 2000, the Company changed its name to Magnum Sports & Entertainment, Inc.

        2.   Basis of Presentation:

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10KSB for the year ended December 31, 2000.

        The condensed consolidated financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results to be expected for the entire year ending December 31, 2001.

NOTE B - GOING CONCERN

        The Company's condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. Management's plans include obtaining continued financing by issuing common stock while reducing expenses and either discontinuing, selling or divesting unprofitable operations. Such plans also include analyzing potential acquisition candidates that will help the Company become a profitable multi-dimensional entertainment company. There is no assurance that the Company will achieve or sustain profitable operations.

        These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its ability to achieve profitable operations, and its ability to obtain any necessary financing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        During the three months ended March 31, 2001, the Company raised gross proceeds of $1,295,000 through a private placement of units with each unit comprised of one share of the Company's common stock and one warrant to acquire one share of common stock. After deduction of offering expenses, including commissions, the sale of units generated net proceeds of approximately $1,265,000. The Company sold an aggregate of 1,148,753 shares of common stock and an aggregate of 1,148,753 warrants at purchase prices ranging from $1.07 to $1.19 per unit in this private placement. The exercise prices of the warrants to acquire common stock range from $1.07 to $1.19 per share and are exercisable for a five year term.

        In addition, during April and May, 2001, the Company raised proceeds of $1,550,000 through another private placement of units with each unit comprised of one share of the Company's common stock and two warrants each to acquire one share of common stock. After deduction of offering expenses, including commissions, the sale of units generated net proceeds of approximately $1,535,000. The Company sold an aggregate of 1,531,604 shares of common stock and an aggregate of 3,063,208 warrants at prices of $1.00 and $1.06 per unit in this private placement. These warrants to acquire common stock are exercisable at $0.75 per share and are exercisable for a five year term.

        Wind-Down of Subsidiaries

        The Board of Directors has decided that the Company will focus its future business on talent management, marketing and content. Due to the change in focus the following subsidiaries: Worldwide Team Sports, Inc., Worldwide Basketball Management, Inc. and Worldwide Sports Promotions, Inc., are in a wind-down process and had no new activities during the first quarter of 2001.

        The operating losses incurred by these subsidiaries for the three months ended March 31, 2001 totaled approximately $30,000. The Company is actively seeking a buyer for the HOB Website.

        Proposed Acquisition

        On December 11, 2000, the Company and Ford Models, Inc. ("Ford") entered into a letter of intent setting forth the intentions of the parties with respect to a proposed acquisition by the Company of all the issued and outstanding capital stock of Ford. The Company deposited $630,000 with an escrow agent to secure its obligations under the terms of the letter of intent. There is another deposit of $630,000 that is to be made in connection with this acquisition. The Company is actively pursuing the conclusion of its due diligence and is arranging financing, although the Company cannot provide any assurances that it will be able to secure the necessary financing to acquire Ford on acceptable terms or at all. In addition, there can be no assurance that the Company will enter into a definitive agreement to acquire Ford or consummate such acquisition.


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

        3. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS has not been presented because the effect of potential common stock would be anti-dilutive.

        4. The Company files a consolidated federal income tax return and has net operating loss carryforwards for Federal income tax purposes, which will expire through 2020, amounting to approximately $18,100,000. No deferred tax asset is reflected in the accompanying condensed consolidated balance sheet due to a related valuation allowance equal to the balance of the deferred tax asset.

        5. For purposes of the statement of cash flows, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash balances are maintained in several financial institutions insured by the Federal Deposit Insurance Corporation up to $100,000 for each bank.

        6. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE D -  DISCONTINUED OPERATION

         In September 2000, management decided to discontinue its internet subsidiary, Sportcut.com. The Company expects the wind-down process to be completed within six months from the measurement date, September 30, 2000. Operating results of Sportcut.com for the period ended March 31, 2001 are shown separately in the accompanying statement of operations. The condensed consolidated statement of operations for the three month period ended March 31, 2000 has been restated and operating results of Sportcut.com are also shown separately.

 NOTE E - STOCK OPTION GRANTS

        During the three months ended March 31, 2001, the Company did not grant any stock options.


 NOTE F - GOODWILL

        Goodwill represents cost in excess of fair value of net assets acquired from the purchase of the internet website transaction, and is being amortized over 10 years. The Company periodically re-evaluates its recoverability. In management's opinion there has been no impairment of goodwill at March 31, 2001.


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is intended to update the information contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2001 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-KSB.

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act. Words such as "will" and "should" and similar expressions reflecting something other than historical fact are intended to identify such statements. These forward-looking statements involve a number of risks and uncertainties, including, but not limited to: the success and achievement of the athletes managed by the Company; demand for their services; the ability of the Company to attract additional clients; the effect of the Company's accounting policies; the ability of Magnum Productions to be engaged to produce any television projects and other risk factors detailed in the Company's filings with the Securities and Exchange Commission. The Company's ability to consummate additional acquisitions also is dependent upon the Company's ability to secure additional financing. The consummation of the acquisition of Ford Models, Inc. is subject to the ability of the Company to negotiate and enter into a definitive acquisition agreement to acquire Ford Models, Inc., the ability of the Company to procure the necessary financing to complete the transaction, the possibility of requiring stockholder approval and obtaining other regulatory approvals and consent.


Overview

         Magnum Sports & Entertainment, Inc. (the "Company" or "Magnum") is a Nasdaq Small Cap-listed company headed by Chief Executive Officer Robert M. Gutkowski and Charles A. Koppelman, Chairman of the Board, who are two successful executives who have established track records of success in building entertainment companies as more fully described below. The Company's Board of Directors appointed them to their respective positions on June 15, 2000. Their goal for the Company is to grow its revenues through carefully executed acquisitions and the hiring of experienced individuals in the fields of fashion, music, sports and film/television. The Company seeks to become a multi-dimensional entertainment business that includes providing career, marketing and licensing opportunities to its expanding roster of talent in the rapidly converging worlds of sports, music, fashion and entertainment. The Company's new management team explored a range of acquisition candidates as a means to commence implementation of this strategy, culminating in December 2000, when the Company signed a letter of intent to acquire Ford

Models, Inc.("Ford"), the world's most prestigious fashion modeling agency as more fully described below.

          In June 2000, the Company announced that it appointed Robert M. Gutkowski, former President and Chief Executive Officer of both Madison Square Garden and The Marquee Group Inc., as President and CEO of the Company and had elevated Charles A. Koppelman, former Chairman and CEO of EMI Records Group-North America, to Chairman of the Company's Board of Directors. Mr. Gutkowski has extensive executive experience in the sports and entertainment business. In 1991 he was named President of Madison Square Garden. In that position, he was responsible for the operations of the New York Knickerbockers, the New York Rangers (winners of the 1994 Stanley Cup Championship) and MSG Communications, which included the MSG Network. While President of the MSG Network, Gutkowski negotiated the landmark twelve-year $486 million deal to telecast New York Yankees baseball while growing the network into the nation's largest and most profitable regional sports network. In 1994 he founded and later took public, The Marquee Group Inc., a worldwide sports and entertainment firm that managed, produced and marketed sports and entertainment events and provided representation for athletes, entertainers and broadcasters. At Marquee, Gutkowski executed an aggressive growth strategy through the acquisition of companies, including Athletes and Artists, Sports Marketing and Television International, QBQ Entertainment, Tollin-Robbins Entertainment, Park Associates, Alphabet City Records, Cambridge Golf and ProServ. He successfully sold The Marquee Group Inc. in 1999 to SFX Entertainment, Inc., a New York Stock Exchange listed company, for more than $100 million.

           Charles Koppelman is a prominent music and entertainment entrepreneur who, over a 25-year period beginning in 1965, built and acquired music properties that were sold for over $400 million in 1989. From 1989 to 1992, Koppelman was Chairman and CEO of EMI Music Publishing and SBK Records. From 1993 to 1997 Koppelman was Chairman and CEO of EMI Record Group-North America and successfully oversaw all North American activities of EMI's many record labels and was instrumental in the careers of Frank Sinatra, Barbra Streisand, Garth Brooks, Tracy Chapman and others. He is currently Chairman and CEO of CAK Entertainment, Chairman of Medalist Entertainment, an affiliate of Alliance Entertainment, and is Executive Chairman of the Office of the Chairman of Steve Madden Ltd.

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


Proposed Business Strategy

         The Company's strategy for enhancing long-term shareholder value is based on four entertainment pillars: fashion, music, sports and film/television. The Company will seek to build entertainment in all these sectors, enhance client careers and produce and co-own content created by its clients. The Company has made progress at identifying the industry sectors as well as the companies and individuals who it wants to be involved with in creating the new Magnum Sports & Entertainment, Inc. The Company intends to grow through the acquisition of companies and through the addition of key executives who have succeeded in their respective fields. It is especially interested in acquiring companies that have strong brand names that the Company can extend all along the sports and entertainment spectrum. The Company will be subject to numerous risks, expenses, problems and difficulties typically encountered in the implementation of a new business plan. There can be no assurance that the Company will be able to successfully implement its strategy in light of these uncertainties.


The Ford Models, Inc. Letter of Intent

         As an important first step in the Company's acquisition strategy, the Company announced on December 12, 2000, that it had signed a letter of intent with Ford Models, Inc., the world's most prestigious modeling agency("Ford"), to acquire 100% of Ford (the "Ford Letter of Intent"). Ford has been instrumental in the careers of Kim Basinger, Christie Brinkley, Sharon Stone, Lauren Hutton, Elle MacPherson, Christie Turlington, Cheryl Tiegs, Rene Russo, Vendela, Ali McGraw, Veronica Webb and Stephanie Seymour over an illustrious fifty-five year history. The Ford Letter of Intent provides, among other things, that Ford agreed that during a 180 day period from December 11, 2000, including any mutually agreed extensions of this 180 day period, none of Ford or the principal stockholders of Ford shall solicit, or encourage the solicitation of, or enter into, negotiations of any type directly or indirectly, or enter into a letter of intent or purchase agreement, merger agreement or other similar agreement with any person, firm or corporation other than the Company with respect to a merger, consolidation, business combination, sale of all or substantially all of the capital stock or assets of Ford or its subsidiaries. The Ford Letter of Intent also provides, among other things, that the purchase price for the acquisition of Ford is $22,000,000 in cash (the "Ford Acquisition"). Upon execution of the Ford Letter of Intent the Company deposited into escrow the sum of $630,000 as a deposit to be used towards the purchase price as more fully described in the Ford Letter of Intent. The acquisition of Ford is subject to a number of conditions, including entering into a definitive agreement with respect to the acquisition and obtaining sufficient financing to finance the acquisition. The Company has retained the investment banking firm of Dominick & Dominick LLC to act as its investment banker to raise the necessary proceeds to finance the Ford Acquisition. There can be no assurance given that the Company can enter into a definitive acquisition agreement and or that it can raise the capital necessary to consummate the Ford Acquisition or that the Company can consummate the acquisition of Ford pursuant to the terms of the Ford Letter of Intent.


         In the event that the Company is successful in acquiring Ford, the Company intends to maintain Ford's existing management staff, including Katie Ford, its Chief Executive Officer, who will continue as Chief Executive Officer of Ford as well as join the Board of Directors of the Company. The Company believes that the Ford brand name is very valuable and the Company plans to expand the Ford brand name across all facets of the entertainment, fashion, music, sports and film/television industries. The Company believes that Ford will be an integral part in the Company's implementing its strategy to create a multi-dimensional talent management, marketing and content company that provides its clients with wide ranging opportunities across all facets of the entertainment business. Ford presently maintains offices in eleven cities around the world, including New York, Los Angeles, Miami, Toronto, Paris, Sao Paolo, Rio de Janeiro, and Buenos Aires and the Company believes that these offices provide it with a global platform to implement this business strategy. As it exists today, Ford is a company that specializes in modeling but already has an active sports and music division representing on a non-exclusive basis such celebrities as Kobe Bryant, Britney Spears, Enrique Iglesias, the Dixie Chicks, Jessica Simpson, Christine Aguilera, Sisqo, and Tyrese. Under the guidance of Messrs. Gutkowski and Koppelman, the Company believes that it will be able to expand Ford's presence in the worlds of sports, music and entertainment. Magnum anticipates assisting Ford in facilitating career opportunities for its models in film, television and music, as well as endorsement, sponsorship, and licensing opportunities with corporations on a global scale.


         Ford's historic model roster provides an example of the Company's "crossover" strategy. Rene Russo, Lauren Hutton, Kim Basinger, Sharon Stone and Candice Bergen are among the prominent Ford models who went on to have successful careers in film and television, but none of them were represented by Ford in Hollywood because Ford did not have management capabilities that extended beyond modeling. Under the Magnum umbrella, the Company believes that Ford will be able to service its talent across the entertainment spectrum and retain commission income and participate in ownership of content, such as television programs developed and produced by its talent.


          Magnum believes that the Ford brand can be developed into exciting and profitable television programming on a worldwide basis. Twenty years ago, Ford launched the "Supermodel of the World(TM)" contest, which has become one of the largest and most prestigious model search in the world. Over the course of a year, young women from around the world vie for modeling contracts totaling $500,000 and the opportunity to become one of the world's most recognizable new faces in modeling. The contest is held in over forty countries culminating in an international finals held most recently in Puerto Rico. The event draws top models, celebrities and recording artists and has been seen on cable television as a half-hour program. Magnum believes that the Ford "Supermodel of the World(TM)" is a valuable property which has not been materially commercially exploited to date. The search leading up to the Ford Supermodels finals has been developed as a successful multi-episode "behind-the-scenes" reality-based television program that achieved high ratings in the local Australian market. The Company believes that both the international finals and the Supermodels search have the potential to be successful broadcast properties that can draw significant multi-year corporate sponsorship on both a national and international level, although there cannot be any assurances that such multi-year corporate sponsorships can be procured.

Magnum Productions

         As part of its new strategic initiative, the Company is at the initial stage of establishing a new division, Magnum Productions. The Company anticipates that Magnum Productions will focus on the development, production, licensing and ultimately, distribution of high quality television programming designed for basic cable, pay cable, network, and syndicated television distribution in the international marketplace. The Company, through Magnum Productions, intends to ultimately utilize the talent that is managed by the Company, such as the Ford model roster (after the acquisition of Ford), to create and package programming assets.

         Magnum's philosophy will be the development of programming for specific distributor needs. Magnum intends to avoid the development of speculative programming and will seek to minimize its financial exposure on projects. While Magnum intends to build and/or acquire a library of programming assets, which will become increasingly valuable as digital broadcast technologies continue to emerge, it will seek to minimize financial exposure. Magnum intends to maximize its use of creative funding sources, including pre-sale agreements with domestic and foreign distributors of basic cable, pay cable, network and syndication programs, Canadian tax credit programs and co-production treaties. By pre-negotiating the sale of programming to end-user distribution companies around the world and using the Canadian system for financing, Magnum intends to obtain financing commitments for the lion's share of its programming budgets, prior to the commencement of production.

         Magnum intends to focus on opportunities to create television series that can reach the milestone of 65 episodes, which make shows eligible for daily strip syndication. Magnum intends to initially focus on family-oriented, sports and urban television and low-budget theatrical or direct-to-video projects. By leveraging the strengths of its other divisions, Magnum will seek to develop sports, music and fashion oriented programming. Through its sponsorship division, Magnum intends to seek corporate partners in program development. In addition, Magnum will seek to control the ancillary revenue streams that its programming assets will generate, including music soundtracks, video games and licensing opportunities. Magnum will also be in position to earn packaging fees (i.e. commissions) by placing talent that it represents, such as Ford models (after the Ford acquisition), into programming that Magnum hopes to produce.

         Magnum has hired Michael Yudin as the President of Magnum Productions, reporting to Robert Gutkowski, Magnum's Chief Executive Officer. Mr. Yudin has two decades of experience in the development, marketing, financing and production of successful television programming. Mr. Yudin joins Magnum from Telescene Film Group Inc., a major independent film and television programming company headquartered in Montreal. At Telescene, Mr. Yudin was President of Telescene Entertainment where he was instrumental in the development and production of television programming with a value in excess of $100 million. Among the successful television series overseen by Mr. Yudin are Sir Arthur Conan Doyle's The Lost World, (22 episodes completed and syndicated in the US by New Line Television, with 22 more under production), Student Bodies (65 episodes, distributed in the US by Twentieth Century Fox Television), Big Wolf on Campus (36 episodes, with 29 additional ordered, seen in the US on Fox Family Channel) and Live Through This, the first one-hour dramatic series ever produced for MTV. Mr. Yudin's career also spans ten years as a programming executive at Paramount Television Group, Viacom Inc., Reeves Communications, Inc. and Chelsea Communications, Inc. and ten years in the marketing and media divisions of major advertising agencies.

         Mr. Yudin brings with him extensive knowledge of complex production financing structures incorporating multiple licenses, co-production partners, government benefits, investor equity partners and production debt facilities. In order to reduce Magnum's financial exposure on programming expenditures, Mr. Yudin will closely monitor foreign tax and film incentive programs and review the ability to produce Magnum production division's programming through foreign co-production treaties and inter-provincial co-production treaties on a case-by-case basis. It is contemplated that Mr. Yudin's initial activities on behalf of Magnum Productions division will be to attempt to procure one or more production assignments as a "producer for hire" on programming that is being produced on behalf of network or cable broadcast companies, thereby enabling Magnum to earn up-front producer fees without having to make capital investment in such programming. There cannot be any assurance that Magnum will be able to successfully operate Magnum Productions, including but not limited to being able to develop any programming of any kind or being able to locate any financial partners to bear some or all of the financial risk from any kind of programming that Magnum seeks to develop or that Magnum will be hired as a producer for hire by any third party.

Potential Future Acquisitions

         As the modeling agency business is highly fragmented, the Company may acquire one or more other modeling agencies that would be complementary to the Ford name both in the U.S. and overseas markets. The Company may acquire one or more companies that provide talent management services in the worlds of film, television, music and sports that will enable the Company to offer its expanding talent roster a wide range of career opportunities under one integrated corporate umbrella. In addition, the Company may acquire one or more companies or hire certain individuals with expertise in the worlds of corporate sponsorship and product licensing, which will enable the Company to link the creative and corporate communities together to create valuable commercial opportunities. Although the Company regularly evaluates potential acquisitions, to date the Company has not entered into any definitive agreement with respect to any such acquisitions. There can be no assurance that the Company will be able to make any of these kinds of acquisitions or hire such individuals.


Discontinuance/Termination of Several Poorly Performing Businesses Inherited By New Management

         The Company's management has begun the process of transforming the Company into a multi-dimensional entertainment company that it believes will be able to leverage its clientele across all facets of the rapidly converging entertainment business. The Company's new management is intent on implementing new strategic initiatives consistent with their track records of building successful sports and entertainment companies to turnaround the Company's financial performance. The Company adopted a new name and logo, which were introduced in October 2000. The Company's new management inherited a number of businesses that had poor historical performance and uncertain economic prospects. As part of the transformation, the Company's boxing management business was terminated in the fourth quarter of 2000. In connection therewith, the Company consensually terminated its boxing management agreement with Shannon Briggs, a heavyweight boxer and two joint venture relationships with Munisteri Sports & Entertainment, Inc. and Bulldog Boxing Management LLC, respectively. For the year ended December 31, 2000, the Company recognized revenues of approximately $17,000 attributable to the Company's share of its boxers purses, and from its joint venture agreements and ticket sales while in December 31, 1999, the Company recognized revenues of approximately $64,000 attributable to the Company's share from these activities. Also, the operations of an Internet subsidiary, Sportcut.com, Inc. were discontinued during the third quarter of 2000. In addition, the Company terminated the employment agreements of its two executives who were operating the Company's motorsports division in February 2001. The Company's motorsports division had been engaged in the business of representing professional race car drivers, seeking to procure sponsorships for race car teams on the NASCAR racing circuit and procuring licensing opportunities for NASCAR race car teams and drivers. As part of its termination of the employment agreements of its executives of its motorsports division, the Company will be entitled to receive certain percentages of revenues generated prospectively from clients of the motorsports division without incurring any additional expenses in the operation of the motorsports division. The Company cannot, however, provide any estimate of such prospective revenues. The Company also sold all remaining items of sports memorabilia during 2000 that remained in inventory from its memorabilia division that it had discontinued in 1999.

The Company's Current Operations

         The Company's remaining current businesses are an agency that provides agency services to professional football players, principally in the form of contract negotiation with National Football League ("NFL") teams and an Internet boxing content website, www.Houseofboxing.com (the "HOB Website") that it operates through its wholly-owned subsidiary Magnum Houseofboxing.com, Inc.("HOB.com"). Each of these businesses were in operation at the time that Messrs. Gutkowski and Koppelman assumed their positions as Chief Executive Officer and Chairman of the Board, respectively, in June 2000. The Company presently employs two agents who are licensed as contract advisors with the NFL Players' Association to operate its football agency business. Agency fees for negotiation of professional football contracts are regulated by the NFL Collective Bargaining Agreement and typically range from 2-3% of the player's contract, payable after receipt by the player of his moneys from the NFL team(which includes the player's base salary, signing bonus and any performance bonus actually received by the player, during the length of the contract which the Agent negotiated for his client with the team. That revenue stream continues for so long as the player is paid pursuant to such contract, even if the client changes Agents during that span.). The Company's football agency presently represents 42 professional football players, including, among others, Tyrone Wheatley of the Oakland Raiders, Darren Sharper, safety of the Green Bay Packers who was named to the 2000 NFL All-Pro Team, Antonio Freeman, wide receiver of the Green Bay Packers, and O.J. McDuffie, wide receiver of the Miami Dolphins.

         In addition, the Company's football agency enjoyed its finest results in its history in connection with the April 2001 NFL draft in which two of the Company's clients were selected in the first round: Gerard Warren, defensive lineman from the University of Florida who was the 3rd player selected in the draft by the Cleveland Browns and Rod Gardner, wide receiver, Clemson University who was the 15th player selected in the draft by the Washington Redskins as well as four other players who were selected in later rounds of the NFL draft--Delawrence Grant, defensive end from the University of Oregon and Corey Bird, safety from Virginia Tech who were both selected in the 3rd round of the NFL draft and Quentin McCord, wide receiver from the University of Kentucky and Anthony Denman, linebacker from Notre Dame University who were both selected in the 7th round of the NFL draft. The Company is presently evaluating its NFL agency and determining whether such operation should be continued, sold or otherwise disposed of.

         With respect to the HOB Website, management has determined that it does not fit with the Company's new business strategy. The HOB Website is a sports content website that focuses on the sport of boxing, producing high quality editorial content and audio and video content regarding top flight boxers and boxing personalities. It has been called "boxing's premier website" by Sports Illustrated. The HOB Website, however, faces intense competition from numerous Internet sports and entertainment companies, many of which are better capitalized than the HOB Website and/or have relationships or are owned by major media companies such as CBS Sportsline, ESPN and CNN/SI. It addition, it has been extremely difficult for the HOB Website to generate any material revenues from advertising and/or sponsorships. Accordingly, the Company is actively seeking to find a buyer for the HOB Website, although there can be no assurance that it will be able to locate a buyer for the HOB Website. If the Company is unable to locate a buyer for the HOB Website, it will either discontinue the operations of the HOB Website or materially reduce the staff operating the HOB Website in order to reduce the operating expenses incurred in connection with the HOB Website. The Company has already reduced the staff operating the HOB Website by five employees.


Three Months Ended March 31, 2001 Compared with Three Months Ended March 31,
2000

         Net revenues for the three months ended March 31, 2001 were $123,654, as compared to a restated total of $116,872 for the three months ended March 31, 2000. During the three months ended March 31, 2001 there was no purse income, ticket revenues or merchandise revenues as compared to $17,000, $3,465 and $673, respectively for the 2000 period. This was the result of the Company eliminating its activities in these areas. During the quarter ended March 31, 2001 the Company generated $121,139 of contract and agency fees, as compared to $39,734 of contract agency fees reflected during the comparable 2000 period. This increase was primarily generated by one of the Company's professional football clients, Darren Sharper executing a new professional football contract with a substantial signing bonus. This event entitled the Company to revenue in excess of $100,000. In addition, during the 2001 period, endorsement and marketing fee income was $2,515, as compared to $56,000 for the 2000 period, as a result of the Company's reduced activities in these areas.

         Total expenses for the three months ended March 31, 2001 decreased to $2,044,619, as compared to $2,201,432 for the 2000 period. Boxing, training and related expenses amounted to $3,490 for the three months ended March 31, 2001 compared to $111,262 for the 2000 period. The principal reason for this decrease is the Company's elimination of boxing management. Promotion and selling, general and administrative expenses decreased to $2,041,129 for the 2001 three-month period as compared to $2,088,868 for the corresponding 2000 three-month period. Such decreases were attributable to the promotions, salaries, telephone, office and depreciation offset by an increase in insurance and travel and entertainment.

         As a result of the foregoing, net continuing operations loss for the three months ended March 31, 2001 decreased to $1,912,218 as compared to $2,070,865 for the comparable March 31, 2000 period.

Liquidity and Capital Resources

         The Company's principal source of operating capital has been provided by public and private sales of the Company's equity securities, as supplemented by revenues from operations. At March 31, 2001, the Company had working capital of $1,050,743 which amount was primarily the remaining net proceeds from the Company's private placements of its common stock, which was completed in March 2001.

         The Company's material commitments for expenditures are the purchase price of Ford Models, Inc. along with related professional fees, employment agreements with various executives, and office space obligations. Management salaries are approximately $ 1,275,000 per annum, which could increase if the Company develops a need for additional executive management. The foregoing represents the expected significant uses of working capital during the next twelve months (excluding working capital requirements of Ford if such acquisition is consummated.) The Company is presently executing another private placement of its securities having raised net proceeds of $1,535,000 to date in addition to the private placement units which was completed in March 2001. The Company believes its current cash and cash equivalents along with the private placement funding consummated to date will fund the Company's working capital through July of 2001. However, there can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements including the implementation of its new business strategy. Accordingly, the Company may be required to seek additional financing through bank borrowings, private or public debt, equity financing or otherwise. There can be no assurance that any such financing will be available to the Company on acceptable terms or at all. The Company's inability to obtain necessary additional financing would have an adverse effect on the Company's operations. In addition, the failure to obtain additional financing raises substantial doubt about the Company's ability to continue as a going concern, and in such event the Company will most likely have to curtail or suspend operations.


                                     PART II

                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         During the three months ended March 31, 2001, the Company raised gross proceeds of $1,295,000 through a private placement of units with each unit comprised of one share of the Company's common stock and one warrant to acquire one share of common stock. After deduction of offering expenses, including commissions, the sale of units generated net proceeds of approximately $1,265,000. The Company sold 1,148,753 shares of common stock and 1,148,753 warrants at purchase prices ranging from $1.07 to $1.19 per unit in this private placement. The exercise prices of the warrants to acquire common stock range from $1.07 to $1.19 per share and are exercisable for a five year term. The Company has agreed to register the shares under

         In addition, during April and May, 2001, the Company raised proceeds of $1,550,000 through another private placement of units with each unit comprised of one share of the Company's common stock and two warrants each to acquire one share of common stock. After deduction of offering expenses, including commissions, the sale of units generated net proceeds of approximately $1,535,000. The Company sold 1,531,604 shares of common stock and 3,063,208 warrants at prices of $1.00 and $1.06 per unit in this private placement. These warrants to acquire common stock are exercisable at $0.75 per share and are exercisable for a five year term.

         The units sold in both of these above-referenced private placements were sold to accredited investors and such offerings were made in accordance with the exemptions from registration provided for under Section 4(2) of the Securities Act of 1933, as amended(the "Act") and Rule 506 of Regulation D promulgated under the Act.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Magnum Sports & Entertainment, Inc.
                                                     (Registrant)

Date: May 11, 2001                     /s/Robert Gutkowski
                                      ------------------------------------------
                                      Robert Gutkowski, President

Date: May 11, 2001                     /s/Ray Schaetzle
                                      ------------------------------------------
                                      Ray Schaetzle, Chief Financial Officer