Form 10QSB
period 2001-06-30
MAGNUM SPORTS & ENTERTAINMENT INC
filed 2001-08-14
CIK 1002325

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange --- Act of 1934

For the quarterly period ended June 30, 2001

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

               1330 Avenue of the Americas, New York, New York 10019
                    (Address of Principal Executive Offices)

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

Common Stock, $.01 par value 7,803,632 as of August 3, 2001

         Transitional Small Business Disclosure Format (check one):

Yes           No  X
    ---          ---

PART I.

Item 1. Financial Statements

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (Unaudited)

                                     ASSETS

Current Assets
    Cash and cash equivalants                                           $581,824

    Accounts receivable, less allowance for
          doubtful accounts of $177,963                                  231,127

    Prepaid expenses and other current assets                            989,001
                                                                     -----------
            Total current assets                                       1,801,952


Property and equipment,at cost, net of accumulated depreciation           49,267

Goodwill, at cost net of accumulated amortization                        132,696

Security deposit and other assets                                        122,905

Investments                                                              325,000

Escrow deposit                                                           630,000
                                                                     -----------
            Total assets                                             $ 3,061,820
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Notes payable                                                    $   141,690

    Accounts payable and accrued expenses                                320,450

    Security deposit payable                                              16,200

                                                                     -----------
             Total current liabilities                                   478,340
                                                                     -----------

Stockholders' equity

    Common stock, $.01 par value; 60,000,000 shares authorized,
        7,892,129 shares issued and outstanding                           78,921

    Additional paid-in capital                                        39,765,592

    Accumulated deficit                                              (37,248,683)

    Demand note receivable on private issuance of common stock           (12,350)
                                                                     -----------
                                                                       2,583,480
                                                                     -----------
              Total liabilities and stockholders' equity             $ 3,061,820
                                                                     ===========

See notes to unaudited condensed consolidated financial statements.

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended June 30,         Six Months Ended June 30,
                                                         ---------------------------         -------------------------
                                                                          (Restated)                         (Restated)
                                                             2001           2000               2001             2000
                                                             ----           ----               ----             ----
REVENUE
     Purse income                                        $        -        $   28,784      $        -          $   45,784
     Contract and agency fees                               158,161           108,421         279,300             148,155
     Endorsements and marketing fees                          6,270           104,481           8,785             160,481
     Ticket revenues                                              -                 -               -               3,465
     Merchandise revenues                                         -             2,409               -               3,082
                                                         ----------        ----------      ----------          ----------
                                                            164,431           244,095         288,085             360,967
                                                         ----------        ----------      ----------          ----------

COSTS AND EXPENSES:
     Cost of revenues                                             -             2,861               -               4,163
     Training and related expenses                           11,500           138,342          14,990             249,604
     Promotional expenses                                    20,746            71,122          98,407             305,463
     Selling, general and administrative expenses         1,901,558         2,971,037       3,865,026           4,825,564
                                                         ----------        ----------      ----------          ----------
                                                          1,933,804         3,183,362       3,978,423           5,384,794
                                                         ----------        ----------      ----------          ----------

     Loss from operations                                (1,769,373)       (2,939,267)     (3,690,338)         (5,023,827)
     Other income                                            51,034             9,890          62,362              23,674
                                                         ----------        ----------      ----------          ----------
     Loss from continuing operations
        before income taxes                              (1,718,339)       (2,929,377)     (3,627,976)         (5,000,153)
     Income taxes                                                 -             4,944           2,581               5,033
                                                         ----------        ----------      ----------          ----------
     Loss from continuing operations                     (1,718,339)       (2,934,321)     (3,630,557)         (5,005,186)

DISCONTINUED OPERATIONS:
     Gain (loss) from operations of the
         discontinued business                                9,409          (756,576)          6,503          (1,992,722)
                                                         ----------        ----------      ----------          ----------
     Net loss                                           $(1,708,930)      $(3,690,897)    $(3,624,054)        $(6,997,908)
                                                         ==========        ==========      ==========          ==========

BASIC AND DILUTED LOSS PER SHARE:
     Continuing operations                                   $(0.23)           $(0.68)         $(0.55)             $(1.24)
     Loss from operations of the
        discontinued business                                     -             (0.18)              -               (0.49)
                                                         ----------        ----------      ----------          ----------
     Net loss                                                $(0.23)           $(0.86)         $(0.55)             $(1.73)
                                                         ==========        ==========      ==========          ==========
    Weighted average common shares                        7,535,671         4,297,762       6,566,019           4,025,967
                                                         ==========        ==========      ==========          ==========

See notes to unaudited condensed consolidated financial statements.

             MAGNUM SPORTS AND ENTERTAINEMNT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended June 30,            Six Months Ended June 30,
                                                            ---------------------------------     ---------------------------------
                                                                  2001             2000                 2001             2000
                                                               -----------      -----------          -----------      -----------
Cash flows from operating activities                           $(1,027,250)     $(1,432,360)         $(2,548,157)     $(3,936,658)

Cash flows from investing activities                               134,970         (216,275)             159,000         (525,441)

Cash flows from financing activities                             1,285,731        5,363,781            2,754,866        5,835,755
                                                               -----------      -----------          -----------      -----------

Net increase in cash and cash equivalents                          393,451        3,715,146              365,709        1,373,656

Cash and cash equivalents at beginning of period                   188,373          391,560              216,115        2,733,050
                                                               -----------      -----------          -----------      -----------

Cash and cash equivalents at end of period                     $   581,824      $ 4,106,706          $   581,824      $ 4,106,706
                                                               ===========      ===========          ===========      ===========

Supplemental disclosures of cash flow information:

      Cash paid during the year for income taxes               $       (83)     $     8,098          $    40,624      $    11,878

Noncash Investing and Financing Activities:

Issuance of common stock for consulting and other services               -        2,606,325                    -        2,801,826

Stock-based compensation charged to expense                        216,323        1,286,967              436,137        1,847,667

Undistributed stock in connection with acquisition                       -          120,000                    -          120,000

Issuance of common stock in connection with acquisition                  -          (82,154)                   -           37,846

Amounts payable in connection with acquisition                           -                -                    -           60,000


See notes to unaudited condensed consolidated financial statements.

             MAGNUM SPORTS AND ENTERTAINMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

         1. Nature of Organization:

         Magnum Sports & Entertainment, Inc. formerly known as Worldwide Entertainment & Sports Corp. (the "Company") was incorporated in Delaware on August 15, 1995 to provide management, agency and marketing services to professional athletes and entertainers, principally boxers. On October 18, 2000 the Company changed its name to Magnum Sports & Entertainment, Inc.

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

         The condensed consolidated financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the six months ended June 30 2001, are not necessarily indicative of results to be expected for the entire year ending December 31, 2001.

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

         During the three months ended June 30, 2001, the Company raised gross proceeds of $1,570,000 through a private placement of units with each unit comprised of one share of the Company's common stock and two warrants each to acquire one share of common stock. After deduction of offering expenses, including commissions, the sale of the units generated net proceeds of approximately $1,560,000. The Company sold an aggregate of 1,549,622 shares of common stock and an aggregate of 3,099,244 warrants at purchase prices ranging from $1.00 to $1.11 per unit in this private placement. The exercise prices of the warrants to acquire common stock range was fixed at $.75 per share and are exercisable for a five year term.

         The Board of Directors has decided that the Company will focus its future business on talent management, marketing, and content. Due to the change in focus the following subsidiaries, Worldwide Team Sports, Inc., Worldwide Basketball Management, Inc. and Worldwide Sports Promotions, Inc. are in a wind-down process and had no new activities during the second quarter of 2001.

         The operations of these subsidiaries during the first six months of 2001 included net losses of $24,000. The Company is actively seeking a buyer for the HOB Website.

         Proposed Acquisition

         On December 11, 2000, the Company and Ford Models, Inc. ("Ford") entered into a letter of intent setting forth the intentions of the parties with respect to a proposed acquisition by the Company of all the issued and outstanding capital stock of Ford. Magnum deposited $630,000 with an escrow agent to secure its obligations under the terms of the letter of intent. The Company is trying to arrange financing, although the Company cannot provide any assurance that it will be able to secure the necessary financing to acquire Ford on acceptable terms or at all. In addition, there can be no assurance that the Company will enter into a definitive agreement to acquire Ford or consummate such acquisition. The letter of intent with Ford expired on August 11, 2001 and Magnum and the Chief Executive Officer of Ford are negotiating an extension of the letter of intent, although no assurances can be given that Ford will agree to an extension of the letter of intent.

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

         3. Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS has not been presented separately because the effect of potential common stock would be anti-dilutive.

         4. The Company files a consolidated federal income tax return and has net operating loss carryforwards for Federal income tax purposes, which will expire in 2020, amounting to approximately $18,100,000. No deferred tax asset is reflected in the accompanying condensed consolidated balance sheet due to a related valuation allowance equal to the balance of the deferred tax asset.

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

NOTE D - DISCONTINUED OPERATIONS

         In September 2000, management decided to discontinue its internet subsidiary, Sportcut.com. The wind-down process of Sportcut.com was completed at March 31, 2001. Operating results of Sportcut.com for the period ended June 30, 2001 are shown separately in the accompanying statement of operations for the six month period ended June 30, 2001. The condensed consolidated statement of operations for the six months and three months period ended June 30, 2000 has been restated and operating results of Sportcut.com are also shown separately.

NOTE E - STOCK OPTION GRANTS

         During the six months ended June 30, 2001, the Company did not grant any stock options.

NOTE F - GOODWILL

         Goodwill represents cost in excess of fair value of net assets acquired from the purchase of the internet website transaction, and is being amortized over 10 years. The Company periodically re-evaluates its recoverability. In management's opinion there has been no impairment of goodwill at June 30, 2001.

NOTE G - NASDAQ STAFF NOTIFICATION

         The Company recently received notification from the staff of The Nasdaq Stock Market Inc. that the Company's common stock failed to maintain a minimum bid price of $1.00 per share. Further, the Nasdaq staff advised the Company that unless it satisfies the minimum bid price of $1.00 per share for a minimum of ten consecutive trading days on or before October 30, 2001 the Nasdaq staff will provide the Company with written notification that its securities will be delisted from Nasdaq.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is intended to update the information contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-KSB.

         This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act. Words such as "will" and "should" and similar expressions reflecting something other than historical fact are intended to identify such statements. These forward-looking statements involve a number of risks and uncertainties, including, but not limited to: the success and achievement of the athletes managed by the Company; demand for their services; the ability of the Company to attract additional clients; the effect of the Company's accounting policies; the ability of Magnum Productions to be engaged to produce any television or cable projects and other risk factors detailed in the Company's filings with the Securities and Exchange Commission. The Company's ability to consummate acquisitions also is dependent upon the Company's ability to secure additional financing. The consummation of the acquisition of Ford Models, Inc. is subject to the ability of the Company to negotiate and enter into a definitive acquisition agreement to acquire Ford Models, Inc., the ability of the Company to procure the necessary financing to complete the transaction, the possibility of requiring stockholder approval and obtaining other regulatory approvals and consent.

Overview

          Magnum Sports & Entertainment, Inc. (the "Company" or "Magnum") is headed by Chief Executive Officer Robert M. Gutkowski and Charles A. Koppelman, Chairman of the Board, who were appointed to their respective positions by the Company's Board of Directors on June 15, 2000. The Company's goal in the period since then has been to dispose of the poorly performing businesses inherited from the Company's prior management and to attempt to grow the Company's revenues through carefully executed acquisitions and the hiring of experienced individuals in the fields of fashion, music, sports and film/television. The Company's new management team explored a range of acquisition candidates as a means to commence implementation of this strategy, culminating in December 2000, when the Company signed a letter of intent to acquire Ford Models, Inc.("Ford"), a global fashion modeling agency as more fully described below. There can be no assurances that the Company will be successful in implementing this strategy in any manner. Magnum's poor historical performance and lack of financial resources have made it difficult for the Company's new management team to execute its acquisition strategy, particularly in light of the challenging environment in the capital markets for raising equity capital throughout 2001 to date. Currently, the Company has not been able to raise the necessary funds to purchase Ford under the terms of the letter of intent and there can be no assurance that the Company will be able to acquire Ford.

         In June 2000, the Company announced that it appointed Robert M. Gutkowski, former President and Chief Executive Officer of both Madison Square Garden and The Marquee Group, Inc. as President and CEO of the Company and had elevated Charles A. Koppelman, former Chairman and CEO of EMI Records Group-North America, to Chairman of the Company's Board of Directors. Mr. Koppelman is also currently Chairman and CEO of CAK Entertainment, Inc., Chairman of Medalist Entertainment, an affiliate of Alliance Entertainment, and is Executive Chairman of the Office of the Chairman of Steve Madden Ltd.

Proposed Business Strategy

         The Company's strategy for enhancing long-term shareholder value is based on four entertainment pillars: fashion, music, sports and film/television. The Company will seek to build entertainment in all these sectors, enhance client careers and produce and co-own content created by its clients. The Company has made progress at identifying the industry sectors as well as the companies and individuals who it wants to be involved with in creating the new Magnum Sports & Entertainment, Inc. The Company intends to grow through the acquisition of companies and through the addition of key executives who have succeeded in their respective fields. It is especially interested in acquiring companies that have strong brand names that the Company can extend all along the sports and entertainment spectrum. The Company will be subject to numerous risks, expenses, problems and difficulties typically encountered in the implementation of a new business plan. There can be no assurance that the Company will be able to successfully implement its strategy in light of these uncertainties. These risks are particularly substantial because the Company does not have the financial resources to make acquisitions and is dependent upon raising capital from third parties. The Company's poor financial history, lack of financial resources, coupled with a difficult environment in the capital markets throughout 2001 for raising capital makes execution of this new business strategy particularly uncertain. In addition, as more fully set forth below, the Company recently received notification from the staff of The Nasdaq Stock Market, Inc. that the Company's common stock failed to maintain a minimum bid price of $1.00 per share as required by Nasdaq Marketplace Rule 4310(c)(4). Further, the Nasdaq staff advised the Company that unless it satisfies the minimum bid price of $1.00 per share for a minimum of ten consecutive trading days on or before October 30, 2001, the Nasdaq staff will provide the Company with written notification that its securities will be delisted from the Nasdaq Small Cap Market. At that time, the Company would have the right to appeal any such determination of failure to meet Marketplace Rule 4310 (c)(4) to a Nasdaq Listing Qualifications Panel thereby staying any delisting of the Company's common stock from Nasdaq pending the outcome of such hearing. In the event that the Company's common stock was delisted by Nasdaq from the Nasdaq SmallCap Market, it would have a material adverse effect on the Company's ability to raise any capital to make any acquisitions.

The Ford Models, Inc. Letter of Intent

         In executing its strategy, the Company announced on December 12, 2000, that it had signed a letter of intent with Ford Models, Inc., an international modeling agency("Ford"), to acquire 100% of Ford (the "Ford Letter of Intent"). Ford has been instrumental in the careers of Kim Basinger, Christie Brinkley, Sharon Stone, Lauren Hutton, Elle MacPherson, Christie Turlington, Cheryl Tiegs, Rene Russo, Vendela, Ali McGraw, Veronica Webb and Stephanie Seymour over an illustrious fifty-six year history. The Ford Letter of Intent provides, among other things, that Ford agreed that during a 180 day period from December 11, 2000, including any mutually agreed extensions of this 180 day period, none of Ford or the principal stockholders of Ford shall solicit, or encourage the solicitation of, or enter into, negotiations of any type directly or indirectly, or enter into a letter of intent or purchase agreement, merger agreement or other similar agreement with any person, firm or corporation other than the Company with respect to a merger, consolidation, business combination, sale of all or substantially all of the capital stock or assets of Ford or its subsidiaries. The Ford Letter of Intent also provides, among other things, that the purchase price for the acquisition of Ford is $22,000,000 in cash (the "Ford Acquisition"). Upon execution of the Ford Letter of Intent the Company deposited into escrow the sum of $630,000 as a deposit to be used towards the purchase price as more fully described in the Ford Letter of Intent.

         Magnum executed a commitment letter from Citibank, N.A. dated May 3, 2001 (the "Citibank Commitment Letter"), in which Citibank has agreed to loan Magnum a total of $15,000,000 in connection with its proposed purchase of Ford and to fund working capital if certain conditions are satisfied. Of this amount, $10,000,000 is a six-year term loan which would be used towards the purchase of Ford. The interest rate on this term loan is Citibank's prime rate of interest plus 2% and the first year of the loan requires payment of interest only without payments of the principal of the loan. Citibank's present prime rate of interest is 6 3/4%. The remainder of $5,000,000 will be a revolving credit loan to fund Ford's working capital which will replace Ford's existing revolving credit loan with another lender and therefore these funds will not be used for the purchase price of Ford, assuming, among other things, that Magnum is able to acquire Ford. The Citibank Commitment Letter is conditioned upon, among other things, Magnum's executing a loan agreement with Citibank and Magnum's executing a purchase agreement with Ford. Citibank's commitment letter is also conditioned upon there being no material adverse change in Ford's business, financial condition or otherwise. In addition, the Citibank Commitment Letter expires on October 31, 2001, and Magnum cannot offer any assurances that Magnum will be able to obtain any extension of this commitment letter beyond October 31, 2001. Magnum will need to raise an additional sum of approximately $12,000,000 net of any expenses incurred in raising these funds in order to have sufficient funds to acquire Ford in addition to the $10,000,000 proposed to be provided in a loan from Citibank. Ford and the principal stockholders of Ford agreed to extend the period until August 11, 2001 during which Ford will not negotiate with any party (other than Magnum) regarding the purchase of Ford(the "Ford Extension Letter"). In addition, Ford and the principal stockholders of Ford agreed to extend Magnum's exclusive right to buy Ford beyond August 11, 2001 to at least September 11, 2001, provided that Magnum deposited in escrow the sum of $10,000,000 by August 11, 2001 to be used towards the purchase of Ford in addition to the funds proposed to be provided by Citibank. Magnum has not been able to raise this additional sum of $10,000,000 by August 11, 2001. Magnum and Ford's chief executive officer are in negotiations regarding an extension of Magnum's exclusive right to buy Ford beyond August 11, 2001. Magnum cannot offer any assurances that it will be successful in extending this time period. The Ford Extension Letter provides that Ford and the principal Ford stockholders can extend this August 11, 2001 date in their sole and absolute discretion. Therefore, Ford may terminate the Ford Letter of Intent with Magnum after August 11, 2001, thereby terminating Magnum's right to buy Ford under the Ford Letter of Intent.

         In the event that the Citibank Commitment Letter expired, Magnum would likely not be able to acquire Ford unless it can raise $22,000,000 from other sources, of which there can be no assurance. The acquisition of Ford is subject to a number of conditions, including entering into a definitive agreement with respect to the acquisition and obtaining sufficient financing to fund the acquisition. There can be no assurance given that the Company can enter into a definitive acquisition agreement or that it can raise the capital necessary to consummate the Ford Acquisition or that the Company can consummate the acquisition of Ford pursuant to the terms of the Ford Letter of Intent.

         In the event that the Company is unsuccessful in acquiring Ford, the Company may have difficulty continuing its operations beyond November 2001, absent receipt of equity or debt financing for the Company's operations. The Company can provide no assurances that it would be successful in securing any equity or debt financing to continue its operations beyond November 2001. If the Company were unable to secure any additional financing in these circumstances, the Company would consider all available options, including, but not limited to, the sale of the Company, the discontinuance of some or all of the Company's operations and the liquidation of the Company.

         Recently, the Company has also entered into negotiations with a financier and several investment banking firms with experience with entertainment companies who have recommended pursuing the acquisition of Ford through an entity other than Magnum in which Magnum would obtain a minority ownership interest in Ford and/or other consideration as part of the transaction. Such negotiation is ongoing and no agreement has been reached with this financier or any investment bank regarding terms and conditions of any acquisition of Ford by any acquirer other than Magnum. Magnum may pursue this alternative if it is unable to obtain financing for the Ford acquisition to consummate the acquisition. In addition, there can be no assurance that Ford and its stockholders will agree to any such alternative arrangements.

         In the event that the Company is successful in acquiring Ford (although no assurances can be given that Magnum can acquire Ford), the Company intends to maintain Ford's existing management staff, including Katie Ford, its Chief Executive Officer, who will continue as Chief Executive Officer of Ford as well as join the Board of Directors of the Company. The Company believes that the Ford brand name is very valuable and the Company's growth strategy for Ford is to expand the Ford brand name across all facets of the entertainment, fashion, music, sports and film/television industries. The Company believes that Ford will be an integral part in the Company's implementing its strategy to create a multi-dimensional talent management, marketing and content company that provides its clients with wide ranging opportunities across all facets of the entertainment business. Ford presently maintains offices in eleven cities around the world, including New York, Los Angeles, Miami, Toronto, Paris, Sao Paolo, and Rio de Janeiro, and the

Company believes that these offices provide it with a global platform to implement this business strategy.

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

         Magnum believes that the Ford brand can be developed into exciting and profitable television programming on a worldwide basis, although no assurances can be given that it can be developed into television programming on acceptable terms if at all. Twenty years ago, Ford launched the "Supermodel of the World(TM)" contest, which has become the largest and most prestigious model search in the world. Over the course of a year, young women from around the world vie for modeling contracts totaling $500,000 and the opportunity to become one of the world's most recognizable new faces in modeling. The contest is held in over forty countries culminating in an international finals held most recently in Puerto Rico. The event draws top models, celebrities and recording artists and has been seen on cable television as a half-hour program. Magnum believes that the Ford "Supermodel of the World(TM)" is a valuable property which has not been materially commercially exploited to date. The search leading up to the Ford Supermodels finals has been developed as a successful multi-episode "behind-the-scenes" reality-based television program that achieved high ratings in the local Australian market in 2000 with young female viewers. The Company believes that both the international finals and the Supermodels search have the potential to be successful broadcast properties that can draw significant multi-year corporate sponsorship on both a national and international level, although there cannot be any assurances that these events can be developed into successful broadcast properties or that such multi-year corporate sponsorships can be procured.

Nasdaq Staff Notification

         The Company's common stock is listed for trading on the Nasdaq SmallCap Market under the symbol MAGZ. Nasdaq Marketplace Rule 4310 (c)(4) requires that the Company's common stock maintain a minimum bid price of $1.00 per share. The Company recently received notification from the staff of The Nasdaq Stock Market, Inc. that the Company's common stock failed to maintain a minimum bid price of $1.00 per share. Further, the Nasdaq staff advised the Company that unless it satisfies the minimum bid price of $1.00 per share for a minimum of ten consecutive trading days on or before October 30, 2001, the Nasdaq staff will provide the Company with written notification that its securities will be delisted from Nasdaq. At that time, the Company would have the right to appeal any such determination of failure to meet Marketplace Rule 4310 (c)(4) to a Nasdaq Listing Qualifications Panel thereby staying any delisting of the Company's common stock from Nasdaq pending the outcome of such hearing. The Company has not received any notification from Nasdaq that it does not otherwise meet the listing requirements of Nasdaq for continued listing on the Nasdaq. It is the Company's view that delisting from Nasdaq would have a materially adverse effect on the Company's business, including, but not limited to, its ability to secure capital financing for funding of the Company's existing operations as well as its ability to secure capital financing for funding the Ford Acquisition and any other proposed acquisition by the Company. Delisting may materially adversely affect the trading market and prices for such securities and the Company's ability to issue additional securities or to secure additional financing. In addition to the risk of volatility of stock prices and possible delisting, low price stocks are subject to the additional risks of additional federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if the Company's common stock was delisted from trading on Nasdaq and the trading price of the Company's common stock was less than $5.00 per share, the common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving any purchaser's written consent prior to any transaction. In such case, the Company's securities could also be deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the Company's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of the Company's securities and the ability of stockholders of the Company to sell their securities in the secondary market.

Magnum Productions

         In February 2001 Magnum started a new division called Magnum Productions. This business is at its beginning stage in the television/cable/film production business and there can be no assurance that Magnum will be able to operate this business successfully. Magnum currently intends to focus on opportunities to create entertainment programming in the areas of sports, music and fashion-oriented programming. Magnum does not presently have the money available to produce television, cable or film productions and there can be no assurance that Magnum can obtain financing necessary in the future for the production of this kind of programming. If Magnum is able to buy Ford, it will also seek to use models represented by Ford in the entertainment programming that it seeks to produce and believes that having a production business may enhance Ford's ability to recruit models because of potential opportunities in the entertainment business that may be generated by Magnum Productions.

         Magnum will also seek to be hired by entertainment companies as a producer for hire to produce programming for third parties. Magnum believes that this will enable it to receive fees as a producer without having to finance the cost of production of programming. However, Magnum can offer no assurance that it will be successful in obtaining any assignments as a producer for hire, subject to the two development production contracts set forth below. The film/television/cable productions business is highly competitive and there are many companies and individuals involved in such business who have established track records of success and much greater financial strength compared to Magnum. Because Magnum is significantly smaller than its competitors, it may lack the financial resources needed to produce entertainment programming compared to its competitors.

         Magnum's philosophy will be the development of programming for specific distributor needs. Magnum intends to focus on opportunities to create television series that can reach the milestone of 65 episodes, which make shows eligible for daily strip syndication. Magnum intends to initially focus on family-oriented, sports and urban television and low-budget theatrical or direct-to-video projects. By leveraging the strengths of its other divisions, Magnum will seek to develop sports, music and fashion oriented programming. Through its sponsorship division, Magnum intends to seek corporate partners in program development. In addition, Magnum will seek to control the ancillary revenue streams that its programming assets will generate, including music soundtracks, video games and licensing opportunities. Magnum will also be in position to earn packaging fees (i.e. commissions) by placing talent that it represents, such as Ford models (assuming that Magnum acquires Ford), into programming that Magnum hopes to produce.

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

         In August 2001, Magnum entered into two development contracts with Courtroom Television Network LLC and Games Productions Inc., a subsidiary of the TNN cable network. Each of these contracts provides for Magnum to prepare treatments for proposed series for broadcast on the Courtroom Television Network's Court TV cable network and the TNN cable network, respectively. Magnum's ability to earn producer fees related to these projects is subject to several conditions, including, but not limited to, the cable networks determination after receipt of the treatments prepared by Magnum to proceed with production of a pilot and thereafter to proceed with production of a series. There cannot be any assurance that Magnum will be able to successfully operate Magnum Productions, including but not limited to being able to develop any programming of any kind or being able to locate any financial partners to bear some or all of the financial risk from any kind of programming that Magnum seeks to develop or that Magnum will be hired as a producer for hire by any third party. In addition, there can be no assurance that Magnum can continue to fund the operating budget for Magnum Productions. Magnum Productions is not likely to generate any significant revenues in the immediate future. Presently Magnum Productions monthly operating expenses average approximately $35,000 per month during the second quarter of 2001. Magnum therefore will have to fund Magnum Productions' operating budget out of its cash reserves unless Magnum is successful in raising capital through equity or debt financing or until Magnum Productions generates significant revenues. As of June 30, 2001, Magnum had cash of $581,824. If Magnum does not raise additional funds, it believes it will have to reduce significantly or cease operations of Magnum Productions by November 1, 2001.

Other Investments

         During the third quarter of 2000, Magnum made an investment of $200,000 in a privately-held company (the "company") that intended to develop an innovative, celebrity-based marketing and sponsorship concept. The concept intended to use the Internet for the delivery of a customized video electronic greetings from celebrities in the worlds of television, film, sports, music and fashion to consumers. In exchange for the investment, Magnum received 246,600 shares in the privately held company's Series B convertible preferred stock, which are convertible to 2% of the current outstanding common stock of the privately-held company. In addition, Magnum entered into a consulting agreement, pursuant to which the Company agreed to use its reasonable efforts for a two-year period to assist the privately-held company in procuring the participation of celebrities in the concept. In exchange for such consulting services, Magnum was granted an option to acquire an additional 606,596 shares of common stock, equating to 5% of the current outstanding common stock of the privately-held company, on a fully diluted basis, subject to certain vesting requirements. The privately-held company also agreed to place Charles Koppelman and Bob Gutkowski on its Board of Advisors, for which Messrs. Koppelman and Gutkowski each received options to purchase 60,656 shares of common stock, equating to 0.5% each of the current common stock of the privately-held company, on a fully diluted basis, subject to certain vesting requirements. To date, the company has not launched an internet website with this concept because of an inability to raise additional funding due to the severe downturn in the availability of funding for internet start-up companies in 2001. At the present time, the company is seeking to sell itself to an established internet company that has the necessary capital to exploit the concept on the internet. However, there can be no assurance of any kind that the company will be successful in effecting any such sale on acceptable terms, if at all or what, if anything, that Magnum would receive in the event of a sale of the company to a third party. In the event that the company is unable to procure a buyer in the near future, it is reasonably likely that the company will discontinue its operations because of a lack of realistic prospects to raise additional capital to fund its operations.

         In addition, during the third quarter of 2000, the Company also invested the sum of $125,000 in Interview Productions, LLC ("Interview Productions"), a limited liability company formed to finance, produce and distribute an independent motion picture for release in theatrical and all other worldwide markets and media. Interview Productions has raised a total of $750,000, including the $125,000 invested by the Company for the promotion and marketing budget of the motion picture. Interview Productions owns an original screenplay entitled "Interview With the Assassin" that has been produced into a motion picture by producers David Levien and Brian Koppelman who together with Neil Burger, the writer/director of "Interview With the Assassin", are the managers of Interview Productions. David Levien and Brian Koppelman have previously written the screenplay for the well-received movie "Rounders" starring Matt Damon and Edward Norton and released by Miramax Films in 1998. "Rounders" debuted as the number one box office movie during the second weekend of September 1998. Messrs. Levien and Koppelman have also co-directed, co-written and co-produced "Knockaround Guys" starring Vin Diesel, Seth Green, Barry Pepper, Andrew Davili, Dennis Hopper and John Malkovich, which is presently scheduled to be released by New Line Cinema in January 2002. "Interview With The Assassin" is a completed film that Interview Productions produced within budget. The Company received a 16.66% ownership interest in Interview Productions in exchange for its $125,000 investment. Investors in Interview Productions will be entitled to recoup 110% of invested capital first before any sharing of distributable cash, if any, between the investors and the managers which will be shared equally, fifty percent each. Brian Koppelman is the son of Charles Koppelman, the Chairman of the Board of Directors of the Company. Interview Productions has engaged Endeavor Agency, a Hollywood based talent agency, to assist Interview Productions in connection with seeking to procure a buyer for

"Interview With the Assassin". There can be no assurance that Interview Productions will be successful in securing any buyer for "Interview With the Assassin". The Company has also commenced seeking a buyer for the Company's minority ownership interest in Interview Productions. There can be no assurance that the Company will be able to find a buyer for its minority ownership interest in Interview Productions on acceptable terms or at all or that the Company's investment in Interview Productions will result in any return on the Company's investment.

Potential Future Acquisitions

         In the event that Magnum is successful in acquiring Ford, the Company may seek to acquire one or more other modeling agencies that would be complementary to the Ford name both in the U.S. and overseas markets. In addition, the Company may attempt to acquire one or more companies that provide talent management services in the film, television, music and sports fields that will enable the Company to offer its expanding talent roster, if Magnum is able to acquire Ford, of which there can be no assurance, a wide range of career opportunities under one integrated corporate umbrella. In addition, the Company may attempt to acquire one or more companies or hire certain individuals with expertise in the area of corporate sponsorship and product licensing, which will enable the Company to link the creative and corporate communities together to create valuable commercial opportunities. Although the Company regularly evaluates potential acquisitions, to date the Company has not entered into any definitive agreement with respect to any such acquisitions. There can be no assurance that the Company will be able to make any of these kinds of acquisitions or hire such individuals. The Company presently does not have sufficient resources to make any of these types of acquisitions without obtaining equity and/or debt financing from third parties and no assurances can be given that any such equity and/or debt financing will be available on acceptable terms, if at all.

Discontinuance/Termination of Several Poorly Performing Businesses Inherited By Current Management

       The Company's current management inherited a number of businesses that had poor historical performance and uncertain economic prospects. As part of the transformation, the Company's boxing management business was terminated in the fourth quarter of 2000. In connection therewith, the Company consensually terminated its boxing management agreement with Shannon Briggs, a heavyweight boxer and two joint venture relationships with Munisteri Sports & Entertainment, Inc. and Bulldog Boxing Management LLC, respectively. For the year ended December 31, 2000, the Company recognized revenues of approximately $17,000 attributable to the Company's share of its boxers' purses, and from its joint venture agreements and ticket sales while in December 31, 1999, the Company recognized revenues of approximately $64,000 attributable to the Company's share from these activities. Also, the operations of an Internet subsidiary, Sportcut.com, Inc. were discontinued during the third quarter of 2000. In addition, the Company terminated the employment agreements of its two executives who were operating the Company's motorsports division in February 2001. The Company's motorsports division had been engaged in the business of representing professional race car drivers, seeking to procure sponsorships for race car teams on the NASCAR racing circuit and procuring licensing opportunities for NASCAR race car teams and drivers. As part of its termination of the employment agreements of its executives of its motorsports division, the Company will be entitled to receive certain percentages of revenues generated prospectively from clients of the motorsports division without incurring any additional expenses in the operation of the motorsports division. The Company cannot, however, provide any estimate of such prospective revenues, although the Company did receive approximately $9,000 during the second quarter of 2001 from this revenue sharing agreement. The Company also sold all remaining items of sports memorabilia during 2000 that remained in inventory from its memorabilia division that it had discontinued in 1999.

The Company's Current Operations and Certain Potential Claims Against the
Company

         The Company's remaining current businesses are an agency that provides agency services to professional football players, principally in the form of contract negotiation with National Football League ("NFL") teams and an Internet boxing content website, www.Houseofboxing.com (the "HOB Website") that it operates through its wholly-owned subsidiary Magnum Houseofboxing.com, Inc.("HOB.com"). Each of these businesses were in operation at the time that Messrs. Gutkowski and Koppelman assumed their positions as Chief Executive Officer and Chairman of the Board, respectively, in June 2000. The Company presently employs two agents who are licensed as contract advisors with the NFL Players' Association to operate its football agency business. Agency fees for negotiation of professional football contracts are regulated by the NFL Collective Bargaining Agreement and typically range from 1-3% of the player's contract, payable after receipt by the player of his moneys from the NFL team (which includes the player's base salary, signing bonus and any performance bonus actually received by the player, during the length of the contract which the Agent negotiated for his client with the team. That revenue stream continues for so long as the player is paid pursuant to such contract, even if the client changes Agents during that span.). The Company's football agency presently represents approximately 40 professional football players, including, among others, Tyrone Wheatley of the Oakland Raiders, Darren Sharper, safety of the Green Bay Packers who was named to the 2000 NFL All-Pro Team, and Antonio Freeman, wide receiver of the Green Bay Packers.

         In addition, the Company's football agency enjoyed its finest results in its history in connection with the April 2001 NFL draft in which two of the Company's clients were selected in the first round: Gerard Warren, defensive lineman from the University of Florida who was the 3rd player selected in the draft by the Cleveland Browns and Rod Gardner, wide receiver, Clemson University who was the 15th player selected in the draft by the Washington Redskins as well as four other players who were selected in later rounds of the NFL draft--Delawrence Grant, defensive end from the University of Oregon and Corey Bird, safety from Virginia Tech who were both selected in the 3rd round of the NFL draft and Quentin McCord, wide receiver from the University of Kentucky and Anthony Denman, linebacker from Notre Dame University who were both selected in the 7th round of the NFL draft. In August 2001, the Company's NFL agency negotiated a $44,000,000 five year contract for Mr. Warren with the Cleveland Browns with an option for a sixth year, including $12,000,000 in guaranteed bonuses payable over three years. The Company is entitled to an agency fee of 1% of moneys received by Mr. Warren under this contract for so long as the Company operates its NFL agency. In addition, in August 2001, the Company's NFL agency negotiated a $7.7 million 5 year contract on behalf of Mr. Rod Gardner with the Washington Redskins that provides for a $5.3 million signing and reporting bonus payable over two years. The Company is entitled to an agency fee of 3% of moneys received by Mr. Gardner under this contract for so long as the Company operates its NFL agency. Except for the signing bonuses, the remaining moneys under both Mr. Warren and Mr. Gardner's contracts are not guaranteed and the contracts contain numerous criteria that Mr. Warren and Mr. Gardner will have to satisfy in order to earn all or substantially all the potential amounts under the contract. The Company is presently evaluating its NFL agency and determining whether such operation should be continued, sold or otherwise disposed of. The Company cannot provide any assurances that it would be able to secure any buyer of its NFL agency on acceptable terms, if at all.

         With respect to the HOB Website, management has determined that it does not fit with the Company's new business strategy. The HOB Website is a sports content website that focuses on the sport of boxing, producing high quality editorial content and audio and video content regarding top flight boxers and boxing personalities. It has been called "boxing's premier website" by Sports Illustrated. The HOB Website, however, faces intense competition from numerous Internet sports and entertainment companies, many of which are better capitalized than the HOB Website and/or have relationships or are owned by major media companies such as CBS Sportsline, ESPN and CNN/SI. It addition, it has been extremely difficult for the HOB Website to generate any material revenues from advertising and/or sponsorships. Accordingly, the Company is actively seeking to find a buyer for the HOB Website, although there can be no assurance that it will be able to locate a buyer for the HOB Website. If the Company is unable to locate a buyer for the HOB Website, it will either discontinue the operations of the HOB Website or materially reduce the staff operating the HOB Website in order to reduce the operating expenses incurred in connection with the HOB Website. The Company has already reduced the staff operating the HOB Website by five employees, which resulted on a monthly salary savings of approximately $31,000. The Company is presently engaged in negotiation with at least one potential buyer of the HOB Website. However, the Company cannot offer any assurances that the Company will be successful in selling the HOB Website. Even if the Company were successful in selling the HOB Website, the Company does not expect to receive any moneys in any sale. Because of the substantial downturn in the valuation of Internet content companies in 2001, the principal benefit that the Company is presently seeking to obtain in any sale of the HOB Website is to be relieved from the contractual obligations that may be owed to Michael Katz and Thomas Hauser who are the principal writers for the HOB Website. Magnum's previous management provided a contemporaneous guarantee by Magnum in 2000 of the HOB Website's obligations to Michael Katz and Thomas Hauser. However, in the event that the Company is unable to sell the HOB Website and determines to discontinue the HOB Website, it may be faced with claims from Michael Katz and Thomas Hauser. Mr. Katz is employed as the senior writer of the HOB Website pursuant to a five year employment agreement dated March 14, 2000 and Mr. Hauser as a consultant and a writer for the HOB Website pursuant to a consulting contract expiring in April 2002. Mr. Katz' employment agreement with the HOB Website calls for salaries of $157,000 per year for the first three years of the agreement, increasing to $172,500 in the fourth year and $182,500 in the fifth year of the agreement ending in March 2005. Mr. Hauser's contract calls for payment of a monthly consulting fee of $4,000 per month through April 2002 and a fee of $1,000 per article written by Mr. Hauser for the HOB Website. The Company and Mr. Katz and Mr. Hauser are presently engaged in negotiations regarding a standstill arrangement in which, among other things, the Company will not have to make any payments to Mr. Katz or Mr. Hauser beyond August 15, 2001 for an agreed upon period of time while the Company actively seeks a buyer for the HOB Website. There can be no assurance that the Company and Mr. Katz and Mr. Hauser will enter into a standstill agreement. In the event that either Mr. Katz or Mr. Hauser pursued legal proceedings and obtained a judgment against Magnum for all remaining salary or consulting obligations under their contracts, Magnum presently does not have sufficient cash assets to pay any such judgment and would have to consider curtailing its operations and other alternatives, including commencement of bankruptcy proceedings. Magnum believes that it would have certain defenses to claims by Mr. Katz and Mr. Hauser, although Magnum can offer no assurances that it would be successful in asserting these defenses in the event that Mr. Katz or Mr. Hauser commenced legal proceedings against Magnum. Neither Mr. Katz nor Mr. Hauser has commenced any proceedings of any kind at the present time against Magnum or the HOB Website, although Magnum cannot provide any assurances that either or both of them will not commence legal proceedings against Magnum and the HOB Website in the event that the HOB Website discontinues its operations.

         Also, during the second quarter, the Company received a written demand from counsel for Janssen Partners, Inc. ("Janssen"), an investment banking firm, claiming that the Company owed Janssen the sum of $282,250 plus 671,042 unit purchase options and 8,849.55 warrants. Janssen alleges that such compensation is due related to three separate transactions: a consulting contract requiring payment of a $20,000 monthly consulting fee, cash commissions and unit purchase options related to services allegedly rendered by Janssen in connection with a private placement of Magnum securities in the Spring 2000 and cash commissions and warrants related to services allegedly rendered by Janssen in connection with a private placement of Magnum securities in February 2001. The Company believes that it has certain defenses to these claims by Janssen, although the Company can offer no assurances that it would be successful in asserting these defenses in the event that Janssen commenced legal proceedings against Magnum. Janssen has not commenced any proceedings of any kind with respect to these claims. In the event that Janssen pursued legal proceedings and obtained a judgment against Magnum for the cash amounts claimed by Janssen, Magnum presently does not have sufficient cash assets to pay any such judgment and would have to consider curtailing its operations and other alternatives, including commencement of bankruptcy proceedings.

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

         Net revenues for the three months ended June 30, 2001 were $164,431, as compared to a restated total of $244,095 for the three months ended June 30, 2000. During the three months ended June 30, 2001 there was no purse income, ticket revenues or merchandise revenues as compared to $28,784, $0 and $2,409, respectively for the 2000 period. This was the result of the Company eliminating its activities in these areas. During the quarter ended June 30, 2001 the Company generated $158,161 of contract and agency fees, as compared to $108,421 of contract agency fees reflected during the comparable 2000 period. This increase was primarily generated by one of the Company's professional football clients, Antonio Freeman, who paid an agency fee of $74,000 in June 2001. In addition, during the 2001 period, endorsement and marketing fee income was $6,270, as compared to $104,481 for the 2000 period, as a result of the Company's reduced activities in these areas.

         Total expenses for the three months ended June 30, 2001 decreased to $1,933,804, as compared to $3,183,362 for the 2000 period. Training and related expenses amounted to $11,500 for the three months ended June 30, 2001 compared to $138,342 for the 2000 period. The principal reason for this decrease is the Company's elimination of boxing management. Promotion and selling, general and administrative expenses decreased to $1,922,304 for the 2001 three-month period as compared to $3,042,159 for the corresponding 2000 three-month period. Such decreases were attributable to the promotions, salaries, travel and entertainment, telephone, office and depreciation offset by an increase in consultant fees.

         As a result of the foregoing, net continuing operations loss for the three months ended June 30, 2001 decreased to $1,718,339 as compared to $2,934,231 for the comparable June 30, 2000 period.

Liquidity and Capital Resources

         The Company's principal source of operating capital has been provided by public and private sales of the Company's equity securities, as supplemented by revenues from operations. At June 30, 2001, the Company had working capital of $1,323,612 which amount was primarily the remaining net proceeds from the Company's private placements of its common stock, which was completed in May 2001 and the receipt of agency and marketing fees of $113,800 in the month of June 2001.

         The Company's material commitments for expenditures are the purchase price of Ford along with related professional fees, employment agreements with various executives, and office space obligations. Management salaries are approximately $ 1,275,000 per annum, which could increase if the Company develops a need for additional executive management if the Company is successful in acquiring Ford, for which no assurance can be given. The foregoing represents the expected significant uses of working capital during the next twelve months (excluding working capital requirements of Ford if such acquisition is consummated.). The Company believes that it has sufficient funds to operate its business through the end of November 2001, assuming that the Company receives presently expected revenues from its NFL agency and marketing fees in the range of $150,000 before September 30, 2001. If the Company does not receive these revenues by such date, it will likely have to curtail operations before November 2001. There can be no assurance that the Company will have sufficient revenues after such time to fund its operating requirements, including the implementation of its new business strategy. Accordingly, the Company will likely be required to seek additional financing through bank borrowings, private or public debt, equity financing or otherwise. There can be no assurance that any such financing will be available to the Company on acceptable terms or at all. The Company's inability to obtain necessary additional financing would have a material adverse effect on the Company's operations. In addition, the failure to obtain additional financing raises substantial doubt about the Company's ability to continue as a going concern, and in such event the Company will most likely have to curtail or discontinue its operations. Management has taken several steps to reduce expenses including the shutting down of its office in Fort Lee, New Jersey effective July 1, 2001 and the deferral of 50% of salaries of several members of senior management of the Company, including its Chief Executive Officer Robert Gutkowski, since May 15, 2001. In addition, the Company is actively seeking to sell its internet boxing content website, www.houseofboxing.com to further reduce its expenses. If the Company is unsuccessful in selling this boxing content website, it will likely discontinue its operations. The Company's results of operations in the near future will depend in large part upon whether it is successful in acquiring Ford and in successfully operating its newly formed productions division. There is no guarantee that the Company can either acquire Ford or successfully operate its productions division. Prior to the time Magnum achieves profitability, it will be required to rely on equity, debt or other sources of financing in addition to its revenues from its existing operations. The Company believes that it has sufficient funds for its operations through November 2001, assuming that Magnum receives revenues from its NFL agency and marketing fees in the range of $150,000 before September 30, 2001. If the Company does not receive these revenues by such date, it will likely have to curtail operations before November 2001.

                                     PART II

                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

                  During April and May, 2001, the Company raised proceeds of $1,570,000 through a private placement of units dated March 19, 2001 with each unit comprised of one share of the Company's common stock and two warrants to acquire one share each of the Company's common stock. After deduction of commissions, the sale of units generated net proceeds of approximately $1,560,000. The Company sold 1,531,604 shares of common stock and 3,063,208 warrants at prices of $1.00 and $1.06 per unit in this private placement.

          These warrants to acquire common stock are exercisable at $0.75 per share and are exercisable for a five year term. In July 2001, the Company registered the common stock and common stock underlying the warrants in this private placement. The registration statement filed by the Company with the Securities and Exchange Commission also covered the registration of securities sold by the Company in an earlier private placement dated January 19, 2001 pursuant to which the Company offered for sale units with each unit comprised of one share of its common stock and one warrant to acquire one share of its common stock. The Company sold an aggregate of 1,060,257 units in this earlier private placement.

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

                                      Magnum Sports & Entertainment, Inc.
                                      (Registrant)

Date: August 13, 2001                  /s/Robert Gutkowski
                                      ------------------------------------------
                                      Robert Gutkowski, President

Date: August 13, 2001                  /s/Ray Schaetzle
                                      ------------------------------------------
                                      Ray Schaetzle, Chief Financial Officer