Form 10QSB
period 2001-09-30
MAGNUM SPORTS & ENTERTAINMENT INC
filed 2001-11-19
CIK 1002325

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

  X Quarterly report under Section 13 or 15(d) of the Securities Exchange --- Act of 1934

For the quarterly period ended September 30, 2001

  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from             to
                              ------------    ------------------

Commission file number          000-21585

                       Magnum Sports & Entertainment, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                 22-3393152
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

Common Stock, $.01 par value 7,903,664 as of November 6, 2001

           Transitional Small Business Disclosure Format (check one):

Yes           No  X
    ---          ---

PART I.

Item 1. Financial Statements

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)

                              ASSETS

Current Assets
    Cash                                         $      11,154
    Accounts receivable, less allowance for
          doubtful accounts of $ 168,963                 2,467

    Prepaid expenses and other current assets          918,487
                                                   ------------
            Total current assets                       932,108

Property and Equipment, at cost,
net of accumulated depreciation                         44,313

Security deposit and other assets                        9,900

Investments                                            125,000

Escrow deposit                                          76,138
                                                   ------------
           Total assets                          $   1,187,459
                                                   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable                                $      94,460

    Accounts payable and accrued expenses              553,769

    Security deposit payable                            16,200
                                                   -------------
                 Total current liabilities             664,429
                                                   -------------

Stockholders' equity
    Common stock, $.01 par value; 60,000,000
        shares authorized, 7,903,664 shares
        issued and outstanding                          79,036

    Additional paid-in capital                      39,983,472

    Accumulated deficit                            (39,527,128)

    Demand note receivable on private
        issuance of common stock                       (12,350)
                                                   ------------
                                                       523,030
                                                   ------------
Total liabilities and stockholders' equity       $   1,187,459
                                                   ============




See notes to unaudited condensed consolidated financial statements.

             MAGNUM SPORTS AND ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Three Months Ended                    Nine Months Ended
                                                                September 30,                        September 30,
                                                       -----------------------------        -----------------------------
REVENUE:                                                    2001              2000               2001             2000
                                                            ----              ----               ----             ----
     Purse income                                       $      -         $     3,078         $   -            $     48,862
     Contract and agency fees                               204,772          378,505           484,072             526,660
     Endorsements and marketing fees                           _              53,018             8,785             211,043
     Ticket revenues                                           -                -                -                   3,465
     Merchandise revenues                                      -              16,045             -                  21,582
                                                        -----------       -----------     ---------------      -----------
                                                            204,772          450,646           492,857             811,612
                                                        -----------       -----------      --------------      -----------
COSTS AND EXPENSES:
     Cost of revenues                                          -              48,987             -                  53,150
     Training and related expenses                            5,678          176,925            20,668             426,529
     Promotional expenses                                     8,275           56,573           106,682             362,036
     Selling, general and administrative expenses         1,260,440        1,875,849         5,125,466           6,699,389
     Restructuring and contract termination
     charges                                                274,762             -              274,762                -
                                                        -----------      -----------         ----------      -------------

                                                          1,549,155        2,158,334         5,527,578           7,541,104
                                                        -----------      -----------         ----------      -------------

     Loss from operations                                (1,344,383)      (1,707,688)       (5,034,721)         (6,729,492

     Write off of investment                               (200,000)            -             (200,000)               -
     Escrow deposit utilization                            (564,994)            -             (564,994)               -
     Impairment of goodwill                                (132,696)            -             (132,696)               -
     Other income (loss)                                    (36,250)          42,093            26,112              65,767
                                                        -----------      -----------         ----------      -------------

     Loss from continuing operations before
      income taxes                                       (2,278,323)      (1,665,595)       (5,906,299)         (6,663,725
      Income taxes                                              126            1,780             2,707               9,735
                                                        -----------      -----------         ----------      -------------
     Loss from continuing operations                     (2,278,449)      (1,667,375)       (5,909,006)         (6,673,460
                                                        -----------      -----------         ----------      -------------

DISCONTINUED OPERATIONS:
     Gain (loss) from operations of the
     discontinued business                                     -             (96,689)            6,503          (2,089,412)

     Loss on disposal of a business, including
     provision of $ 115,000 for operating losses
     during the phase-out period                               -           1,819,160              -              1,819,160
                                                        -----------      -----------      -------------      -------------

     Net loss                                           $(2,278,449)     $(3,583,224)     $ (5,902,503)      $ (10,582,032
                                                        ===========      ===========      =============      =============

BASIC AND DILUTED LOSS PER SHARE:

         Continuing operations                               $(0.29)         $ (0.32)          $ (0.96)           $ (1.48)

         Loss from operations of the
         discontinued business                               $(0.00)         $ (0.02)          $ (0.00)           $ (0.46)

         Loss on the disposal of a business
         during the phase-out period                        $ (0.00)         $ (0.35)          $ (0.00)           $ (0.40)
                                                        -----------      -----------      ------------       -------------
         Net loss                                           $ (0.29)         $ (0.69)          $ (0.96)           $ (2.34)
                                                        ===========      ===========      =============      =============
Weighted average common shares                            7,869,633        5,161,087         6,166,508           4,517,277
                                                        ===========      ===========      =============      =============



See notes to unaudited condensed consolidated financial statements.

             MAGNUM SPORTS AND ENTERTAINEMNT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          For the Three Months Ended             For the Nine Months Ended
                                                                September 30,                          September 30,
                                                       -------------------------------        -------------------------------
                                                                2001              2000              2001             2000
                                                                ----              ----              ----             ----

Cash flows from operating activities                        $(1,653,431)    $ (7,523,212)     $ (4,201,588)    $ (11,459,870)

Cash flows from investing activities                             23,344        2,055,009           182,344         1,529,568

Cash flows from financing activities                          1,059,417        3,622,814         3,814,283         9,458,568
                                                            -----------     ------------      ------------     -------------

Net increase in cash and cash equivalents                      (570,670)      (1,845,389)         (204,961)         (471,734)


Cash and cash equivalents at beginning of period                581,824        4,106,705           216,115         2,733,050
                                                            -----------     ------------      ------------     -------------

Cash and cash equivalents at end of period                  $    11,154     $  2,261,316      $     11,154     $   2,261,315
                                                            ===========     ============      ============     =============

Supplemental disclosures of cash flow information:

Cash paid during the year for income taxes                 $       -        $      2,707      $     40,624     $       9,546

Noncash Investing and Financing Activities:
Issuance of common stock for consulting and other                                                                    195,501
services                                                           -                 -                 -
Stock-based compensation charged to expense                     218,000          219,324           654,137           560,700
Undistributed stock in connection with acquisition                 -                 -                 -             120,000
Issuance of common stock in connection with                                                                           37,846
acquisition                                                        -                 -                 -
Amounts payable in connection with acquisition                     -                 -                 -              60,000






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

         The condensed consolidated financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended September 30, 2001, are not necessarily indicative of results to be expected for the entire year ending December 31, 2001.

NOTE B - GOING CONCERN

         The Company's condensed consolidated financial statements have been presented assuming that the Company will continue as a going concern. Management's current plans include obtaining continued financing while reducing expenses and either discontinuing, selling or divesting unprofitable operations. There is no assurance that the Company will achieve or sustain profitable operations.

         These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its ability to achieve profitable operations and its ability to obtain any necessary financing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         It is possible that given the Company's lack of cash available for operations, that the Company will cease operations in the near future and may have to file for bankruptcy protection.

         The following subsidiaries, Worldwide Team Sports, Inc., Worldwide Basketball Management, Inc. and Worldwide Sports Promotions, Inc. are in a wind-down process and had no new activities during the third quarter of 2001.

         The operations of these subsidiaries during the first nine months of 2001 included net losses of approximately $ 24,000.

         The Company is still seeking a buyer for the HOB Website, however it appears unlikely that a buyer will be found for the HOB Website.

         Failed Acquisition

         On December 11, 2000, the Company and Ford Models, Inc. ("Ford") entered into a letter of intent setting forth the intentions of the parties with respect to a proposed acquisition by the Company of all the issued and outstanding capital obligations under the terms of the letter of intent. The letter of intent expired on August 11, 2001 and the transaction will not occur on the terms outlined in the letter of intent.

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

         4. The Company files a consolidated federal income tax return and has net operating loss carryforwards for Federal income tax purposes, which will expire in 2020, amounting to approximately $ 18,100,000. No deferred tax asset is reflected in the accompanying condensed consolidated balance sheet due to a related valuation allowance equal to the balance of the deferred tax asset.

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

NOTE D - DISCONTINUED OPERATIONS

         In September 2000, management decided to discontinue its internet subsidiary, Sportcut.com. The wind-down process of Sportcut.com was completed at March 31, 2001. Operating results of Sportcut.com for the periods ended September 30, 2001 and 2000 are shown separately in the accompanying statement of operations.

         Restructuring and Contract Termination Charges

         On October 3, 2001, the Board of Directors approved the senior management's decision to terminate Magnum's football player contract negotiation representation business. As a result, Magnum released this division's employees with no further obligation to these employees while at the same time giving up its rights to representation fees. Approximately $275,000 of restructuring and contract termination charges were incurred as a result of exiting the above activities.

NOTE E - STOCK OPTION GRANTS

         During the nine months ended September 30, 2001, the Company did not grant any stock options.

NOTE F - GOODWILL

         Goodwill represents cost in excess of fair value of net assets acquired from the purchase of the internet website transaction. The Company periodically re-evaluates its recoverability. In management's opinion there has been an impairment of goodwill at September 30, 2001. In compliance with Statement of Financial Accounting Standards 121, the Company has recognized $132,696 as a result of this impairment.

NOTE G - WRITE OFF OF INVESTMENT

         The Company's management has decided to write off its investment in its electronic celebrity-greeting venture.

NOTE H - ESCROW DEPOSIT UTILIZATION

         Under the terms of the letter of intent entered into on December 11, 2000 with Ford, Ford was entitled to utilize the escrow deposit of $630,000 to purchase Ford's stock from certain stockholders of Ford. During the third quarter of 2001, Ford utilized $564,994 of the escrow deposit to acquire such stock. Some of this amount may be returned to the Company contingent upon the sale of Ford to a third party for a purchase price equal to or greater than $15,000,000 during the next 24 months ended August 11, 2003. Ford agreed to release the remining balance of approximately $76,000 to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is intended to update the information contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-KSB.

         This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act. Words such as "will" and "should" and similar expressions reflecting something other than historical fact are intended to identify such statements. These forward-looking statements involve a number of risks and uncertainties, including, but not limited to: the Company's ability to raise capital to finance its operations; the effect of the Company's accounting policies; and other risk factors detailed in the Company's filings with the Securities and Exchange Commission.

         The Company does not have any agreement of any kind with Ford Models, Inc. regarding the Company's previously proposed acquisition of Ford Models, Inc. A letter of intent between the Company and Ford Models, Inc. dated December 11, 2001 as amended June 11, 2001 (the "Letter of Intent"), setting forth terms for the Company's exclusive right to buy Ford Models, Inc. expired August 11, 2001 because the Company was unable to raise the funds necessary to acquire Ford Models, Inc. according to the terms of the Letter of Intent. Subsequently, Ford Models, Inc. terminated any discussions with the Company regarding entering into a new agreement for the Company to acquire Ford Models, Inc. The Company has engaged in preliminary discussions with certain other interested parties regarding potential acquisitions for the Company other than Ford. However, the Company can offer no assurances whatsoever that it will be able to effect any acquisition of any kind with any other company given the Company's current financial condition, among other things. In the event that the Company is unsuccessful in making any other acquisition, given the Company's lack of cash available for operations, it is possible that the Company will cease operations in the near future and may have to file for bankruptcy protection in the near future as well.

         Overview
         --------

         Magnum Sports & Entertainment, Inc. (the "Company" or "Magnum") is headed by Chief Executive Officer Robert M. Gutkowski and Charles A. Koppelman, Chairman of the Board, who were appointed to their respective positions by the Company's Board of Directors on June 15, 2000. The Company's goal in the period since then has been to dispose of the poorly performing businesses inherited from the Company's prior management and to attempt to grow the Company's revenues through carefully executed acquisitions and the hiring of experienced individuals in the fields of fashion, music, sports and film/television. The Company's management team explored a range of acquisition candidates as a means to commence implementation of this strategy, culminating in December 2000, when the Company signed the Letter of Intent to acquire Ford Models, Inc.("Ford"), a global fashion modeling agency. However, as more fully described below, the Letter of Intent has expired because the Company was unable to raise the funds necessary to acquire Ford pursuant to the terms of the Letter of Intent and subsequently, Ford terminated any discussions with the Company regarding entering into any new agreement with the Company to acquire Ford and therefore there is no prospect of the Company acquiring Ford. Overall, the Company has been unable to execute this strategy and has been subject to numerous risks, expenses, problems and difficulties typically encountered in the implementation of a new business plan. Magnum's poor historical performance and lack of financial resources have made it extremely difficult for the Company's management team to execute its acquisition strategy, particularly in light of the challenging environment in the capital markets for raising equity capital throughout 2001 to date, a situation made even more difficult by the effect on the capital markets from the terrorist attacks on New York City and Washington D.C on September 11, 2001. The Company's senior management, including its Chief Executive Officer, Robert M. Gutkowski, have been working without any salary since August 31, 2001 in a final effort to determine if Magnum can effect the acquisition of Ford, an effort that has been unsuccessful. The Company has engaged in preliminary discussions with certain other interested parties regarding potential acquisitions for the Company other than Ford. However, the Company can offer no assurances whatsoever that it will be able to effect any acquisition of any kind with any other company given the Company's current financial condition, among other things. If the Company is unsuccessful in making any other acquisition, it is possible that the Company will have to cease operations in the near future and may have to file bankruptcy proceedings in the near future.

Nasdaq Listing
--------------

         The Company received notification during the third quarter of 2001 from the staff of The Nasdaq Stock Market, Inc. that the Company's common stock failed to maintain a minimum bid price of $1.00 per share as required by Nasdaq Marketplace Rule 4310(c)(4). Further, the Nasdaq staff advised the Company that unless it satisfied the minimum bid price of $1.00 per share for a minimum of ten consecutive trading days on or before October 30, 2001, the Nasdaq staff would provide the Company with written notification that its securities would be delisted. Subsequently, however, in September 2001, the Company received written notice from Nasdaq that it had imposed a moratorium on compliance with the minimum bid price Marketplace Rule 4310(c)(4), suspending this requirement until January 2, 2002, at which time the 30 day and 90 day periods provided by Marketplace Rule 4310 will start anew. Therefore, the Company will be considered non-compliant with Marketplace Rule 4310 only if it fails to satisfy the applicable minimum bid price of $1.00 for 30 consecutive trading days commencing January 2, 2002. It would then be afforded a 90 calendar day grace period in which to regain compliance with this Nasdaq Market Place Rule 4310 by trading at a minimum bid closing price of $1.00 for ten consecutive trading days. In addition, in the event that the Company were to file for bankruptcy protection, there is a possibility that the Company might fail to meet other listing criteria of The Nasdaq Stock Market, Inc. and therefore could be subject to delisting from the Nasdaq Stock Market, Inc.

         It is the Company's view that delisting from Nasdaq would have a materially adverse effect on the Company's business, including, but not limited to, its ability to secure capital financing for funding of the Company's existing operations as well as its ability to secure capital financing for funding any acquisition by the Company. Delisting may materially adversely affect the trading market and prices for such securities and the Company's ability to issue additional securities or to secure additional financing. In addition to the risk of volatility of stock prices and possible delisting, low price stocks are subject to the additional risks of additional federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if the Company's common stock was delisted from trading on Nasdaq and the trading price of the common stock was less than $5.00 per share, the common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving any purchaser's written consent prior to any transaction. In such case, the Company's securities could also be deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the Company's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of the Company's securities and the ability of stockholders of the Company to sell their securities in the secondary market.

The Ford Models, Inc. Letter of Intent That Has Now Expired
-----------------------------------------------------------

         In attempting to execute its strategy, the Company announced on December 12, 2000, that it had signed the Letter of Intent with Ford, an international modeling agency, to acquire 100% of Ford. The Letter of Intent provided, among other things, that Ford agreed that during a 180 day period from December 11, 2000, including any mutually agreed extensions of this 180 day period, none of Ford or the principal stockholders of Ford shall solicit, or encourage the solicitation of, or enter into, negotiations of any type directly or indirectly, or enter into a letter of intent or purchase agreement, merger agreement or other similar agreement with any person, firm or corporation other than the Company with respect to a merger, consolidation, business combination, sale of all or substantially all of the capital stock or assets of Ford or its subsidiaries. The Letter of Intent also provided, among other things, that the purchase price for the acquisition of Ford was $22,000,000 in cash. In connection with the execution of the Letter of Intent, Magnum deposited the sum of $630,000 in escrow to be used as described in the Letter of Intent (the "Deposit") As more fully described in the Letter of Intent, the Letter of Intent entitled Ford to use all of the Deposit for the purpose of buying back shares of certain shareholders of Ford (the "Selling Shareholders"). To date, pursuant to the Letter of Intent, Ford has bought back the shares of Selling Shareholders for a total amount of $564,994, which funds have been provided to Ford from the Deposit during the third quarter of 2001. Ford and the Company agreed to the release of the balance of the Deposit, plus such interest on such Deposit, to the Company of the sum of approximately $76,000. As more fully disclosed in the Letter of Intent, in the event that Ford is sold to any third party a sum equal to or greater than $15,000,000 within two years after August 11, 2001, the Company shall be entitled to a return of the $564,994.

         Ford and the principal stockholders of Ford in June 2001 had agreed to extend the period until August 11, 2001 during which Ford would not negotiate with any party (other than Magnum) regarding the purchase of Ford(the "Ford Extension Letter"). In addition, Ford and the principal stockholders of Ford had agreed to extend Magnum's exclusive right to buy Ford beyond August 11, 2001 to at least September 11, 2001, provided that Magnum had deposited in escrow the sum of $10,000,000 in equity capital by August 11, 2001 to be used towards the purchase of Ford. Magnum was unable to raise the sum of $10,000,000 in equity capital by August 11, 2001 and therefore the Letter of Intent has expired, thereby terminating Magnum's right to buy Ford under the terms of the Letter of Intent. Subsequently, Ford terminated any discussions with the Company regarding entering ino a new agreement for the Company to acquire Ford.


         The Company has engaged in preliminary discussions with certain other interested parties regarding potential acquisitions for the Company other than Ford. However, the Company can offer no assurances whatsoever that it will be able to effect any acquisition of any kind with any other company given the Company's current financial condition, among other things. If the Company is unsuccessful in making any other acquisition, given the Company's lack of cash available for operations, it is possible that the Company will cease operations shortly and may have to file bankruptcy proceedings in these circumstances in the near future.

         Other Investments

         During the third quarter of 2000, Magnum made an investment of $200,000 in a privately-held company that intended to develop an innovative, celebrity-based marketing and sponsorship concept. The concept intended to use the Internet for the delivery of a customized video electronic greetings from celebrities in the worlds of television, film, sports, music and fashion to consumers. In exchange for the investment, Magnum received 246,600 shares in the privately held company's Series B convertible preferred stock, which are convertible to 2% of the current outstanding common stock of the privately-held company. In addition, Magnum entered into a consulting agreement, pursuant to which the Company agreed to use its reasonable efforts for a two-year period to assist the privately-held company in procuring the participation of celebrities in the concept. In exchange for such consulting services, Magnum was granted an option to acquire an additional 606,596 shares of common stock, equating to 5% of the current outstanding common stock of the privately-held company, on a fully diluted basis, subject to certain vesting requirements. The privately-held company also agreed to place Charles Koppelman and Bob Gutkowski on its Board of Advisors, for which Messrs. Koppelman and Gutkowski each received options to purchase 60,656 shares of common stock, equating to 0.5% each of the current common stock of the privately-held company, on a fully diluted basis, subject to certain vesting requirements. The company has been unable to launch an internet website with this concept because of an inability to raise additional funding due to the severe downturn in the availability of funding for internet start-up companies throughout 2001. In addition, the privately held company has been unable to sell itself to an established internet company that has the necessary capital to exploit the concept on the internet. Accordingly, Magnum does not believe that it will receive anything from this investment in the privately-held company and has taken a write-off of this investment during the third quarter of 2001.

         In addition, during the third quarter of 2000, the Company also invested the sum of $125,000 in Interview Productions, LLC ("Interview Productions"), a limited liability company formed to finance, produce and distribute an independent motion picture for release in theatrical and all other worldwide markets and media. Interview Productions has raised a total of $750,000, including the $125,000 invested by the Company for the promotion and marketing budget of the motion picture. Interview Productions owns an original screenplay entitled "Interview With the Assassin" that has been produced into a motion picture by producers David Levien and Brian Koppelman who together with Neil Burger, the writer/director of "Interview With the Assassin", are the managers of Interview Productions. David Levien and Brian Koppelman have previously written the screenplay for the well-received movie "Rounders" starring Matt Damon and Edward Norton and released by Miramax Films in 1998. "Rounders" debuted as the number one box office movie during the second weekend of September 1998. Messrs. Levien and Koppelman have also co-directed, co-written and co-produced "Knockaround Guys" starring Vin Diesel, Seth Green, Barry Pepper, Andrew Davili, Dennis Hopper and John Malkovich, which is presently scheduled to be released by New Line Cinema in the spring of 2002. "Interview With The Assassin" is a completed film that Interview Productions produced within budget. The Company received a 16.66% ownership interest in Interview Productions in exchange for its $125,000 investment. Investors in Interview Productions will be entitled to recoup 110% of invested capital first before any sharing of distributable cash, if any, between the investors and the managers which will be shared equally, fifty percent each. Brian Koppelman is the son of Charles Koppelman, the Chairman of the Board of Directors of the Company. Interview Productions has engaged Endeavor Agency, a Hollywood based talent agency, to assist Interview Productions in connection with seeking to procure a buyer for "Interview With the Assassin". There can be no assurance that Interview Productions will be successful in securing any buyer for "Interview With the Assassin" or what the terms of any sale will be, even assuming that a buyer is procured for "Interview With the Assassin" or what the Company would receive if "Interview With the Assassin" were sold to a third party.

Discontinuance/Termination of Businesses

         The Company's management inherited a number of businesses from the prior management that had poor historical performance and uncertain economic prospects. As part of the transformation, the Company's boxing management business was terminated in the fourth quarter of 2000. In connection therewith, the Company consensually terminated its boxing management agreement with Shannon Briggs, a heavyweight boxer and two joint venture relationships with Munisteri Sports & Entertainment, Inc. and Bulldog Boxing Management LLC, respectively. Also, the operations of an Internet subsidiary, Sportcut.com, Inc. were discontinued during the third quarter of 2000. In addition, the Company terminated the employment agreements of its two executives who were operating the Company's motorsports division in February 2001. The Company's motorsports division had been engaged in the business of representing professional race car drivers, seeking to procure sponsorships for race car teams on the NASCAR racing circuit and procuring licensing opportunities for NASCAR race car teams and drivers. The Company's employment agreement with one of its former motorsports division employees provided that the Company is entitled to receive certain percentages of revenues generated prospectively from Nascar clients procured by such former employee during his employment with the Company. Although the Company did receive approximately $9,000 during the second quarter of 2001 from this revenue sharing agreement, the Company believes that it is owed additional sums under this revenue sharing agreement of at least $6,000 and in October 2001 filed a lawsuit against such former motorsport division employee in the New York Civil Court in New York County, which action is pending and the Company cannot provide any assurances that it will be successful in collecting any moneys in connection with this lawsuit.

         Magnum had formed Magnum Productions in February 2001 headed by Mr. Michael Yudin, an executive with two decades of experience in the development, marketing, financing and production of television programming. In August 2001, Magnum entered into two development contracts with Courtroom Television Network LLC and Games Productions Inc., a subsidiary of the TNN cable network. Each of these contracts provides for Magnum to prepare treatments for proposed series for broadcast on the Courtroom Television Network's Court TV cable network and the TNN cable network, respectively. However, the Company does not have any cash available to continue to fund operations of Magnum Productions, including salary for Mr. Michael Yudin. Accordingly, the Company is presently negotiating with Mr. Michael Yudin regarding assignment of these two development contracts to Mr. Yudin in exchange for contingent cash consideration to be paid in the event that either Courtroom Television Network LLC or the TNN cable network determines to go forward with the broadcast of a cable series pursuant to the treatments prepared under these contracts. These negotiations are ongoing and there can be no assurance regarding the terms of any assignment of these contracts to Mr. Yudin or what the Company would receive in connection with these two contracts.

         In addition, in October 2001, the Company entered into an agreement with Mr. Joel Segal, formerly the Chief Executive Officer of the Company's football agency subsidiary, Worldwide Football Management, Inc. and the only other two employees of such subsidiary. This agreement effectively ended the Company's involvement in the representation of professional football players in the negotiation of their professional football contracts with National Football League teams. In such agreement, the Company received general releases from each of these three former employees, including releases from any obligation to make any payment of any kind to them, including but not limited to, salaries or the severance payments provided for under each of their employment agreements. In addition, Mr. Segal agreed to indemnify the Company against any claims of any kind brought against the Company related to the recruitment or representation of professional football players by Mr. Segal or the other two employees of Worldwide Football Management, Inc. As part of this agreement, the Company delivered a general release in favor of Mr. Segal and the other employees and agreed that it would have no right to receive any prospective agency fees from any of the professional football players represented by Worldwide Football Management, Inc. or such employees. This agreement enabled the Company to preserve its minimal cash resources and eliminate all its contractual liabilities owed to the three employees of Worldwide Football Management, Inc.


         The HOB Website and Certain Potential and Actual Claims Against the Company
         -------------------------------------------------------------------

         The Company's remaining business was an Internet boxing content website, www.Houseofboxing.com (the "HOB Website") that it operated through its wholly-owned subsidiary Magnum Houseofboxing.com, Inc.("HOB.com") but the Company discontinued operations of this website in October 2001. This business was in operation at the time that Messrs. Gutkowski and Koppelman assumed their positions as Chief Executive Officer and Chairman of the Board, respectively, in June 2000. It was extremely difficult for the HOB Website to generate any material revenues from advertising and/or sponsorships throughout 2001. Accordingly, the Company has actively sought to find a buyer for the HOB Website since February 2001, but has been unable to find any buyer for the HOB Website. Because of the substantial downturn in the valuation of Internet content companies in 2001, the principal benefit that the Company sought from any buyer for the HOB Website was to be relieved from the contractual obligations that may be owed to Michael Katz and Thomas Hauser who were the principal writers for the HOB Website.

         Magnum's previous management provided a contemporaneous guarantee by Magnum in 2000 of the HOB Website's obligations to Michael Katz and Thomas Hauser. Mr. Katz is employed as the senior writer of the HOB Website pursuant to a five year employment agreement dated March 14, 2000 and Mr. Hauser as a consultant and a writer for the HOB Website pursuant to a consulting contract expiring in April 2002. Mr. Katz' employment agreement with the HOB Website provided for salaries of $157,000 per year for the first three years of the agreement, increasing to $172,500 in the fourth year and $182,500 in the fifth year of the agreement ending in March 2005. Mr. Hauser's contract provided for payment of a monthly consulting fee of $4,000 per month through April 2002 and a fee of $1,000 per article written by Mr. Hauser for the HOB Website. In September 2001, Mr. Hauser filed an arbitration proceeding against the Company in the American Arbitration Association claiming that he is owed the sum of $71,000. The Company has denied Mr. Hauser's allegation and the proceeding is still pending. Subsequent to Mr. Hauser's filing of the arbitration action, in October 2001, Mr. Hauser signed a writer's contract with a leading English boxing content website, www.Secondsout.com. While the Company has not yet seen a copy of this contract, it believes that this contract will mitigate some, if not all of, the claim for damages that are sought by Mr. Hauser against the Company, although the Company cannot offer any assurance that it will be successful in defense of this arbitration proceeding. In November 2001, the Company and Mr. Hauser agreed to stay the arbitration proceeding until at least January 1, 2002 and the Company agreed to grant Mr. Hauser the exclusive rights to the articles that he wrote for the HOB Website and grant him the non-exclusive use of the HOB Website's user data base, provided that the Company would not be responsible for any costs associated with these matters. In the event that Mr. Hauser recommenced pursuing his arbitration proceeding against the Company and in the event that Mr. Hauser obtained any judgment against the Company, the Company would likely have to file bankruptcy proceedings because of its lack of cash assets to pay any judgment to Mr. Hauser. In the event that Mr. Katz pursued legal proceedings against the Company for any remaining salary obligations under his contract, the Company would likely have to file bankruptcy proceedings because it does not have sufficient cash assets to pay any judgment that Mr. Katz might obtain through legal proceedings. Magnum believes that it would have certain defenses to claims by Mr. Katz and Mr. Hauser, although Magnum can offer no assurances that it would be successful in asserting these defenses in any legal proceedings that may be commenced by Mr. Katz or in the pending arbitration brought by Mr. Hauser. Mr. Katz has not commenced any proceedings of any kind at the present time against Magnum or the HOB Website, although Magnum cannot provide any assurances that he will not commence legal proceedings against Magnum and the HOB Website in the very near future.

         Also, during the second quarter of 2001, the Company received a written demand from counsel for Janssen Partners, Inc. ("Janssen"), an investment banking firm, claiming that the Company owed Janssen the sum of $282,250 plus 671,042 unit purchase options and 8,849.55 warrants. Janssen alleges that such compensation is due related to three separate transactions: a consulting contract requiring payment of a $20,000 monthly consulting fee, cash commissions and unit purchase options related to services allegedly rendered by Janssen in connection with a private placement of Magnum securities in the Spring 2000 and cash commissions and warrants related to services allegedly rendered by Janssen in connection with a private placement of Magnum securities in February 2001. The Company believes that it has certain defenses to these claims by Janssen, although the Company can offer no assurances that it would be successful in asserting these defenses in the event that Janssen commenced legal proceedings against Magnum. Janssen has not commenced any proceedings of any kind with respect to these claims. In the event that Janssen pursued legal proceedings against Magnum, Magnum would likely have to file bankruptcy proceedings because it does not have cash assets to pay any judgment that may be obtained by Janssen.

Three months ended September 30, 2001 compared to three months ended September 30, 2000

         There was no purse income, endorsements and marketing fees, or merchandise revenues during the period ended September 30, 2001 as compared to $3,078, $53,018 and $16,045, respectively for the 2000 period. This was the result of the Company eliminating its activities in these areas. During the quarter ended September 30, 2001 the Company generated $204,772 of contract and agency fees, as compared to $378,505 of contract agency fees reflected during the comparable 2000 period. In both periods there was no ticket revenues.

         Total expenses for the three months ended September 30, 2001 decreased to $1,549,155 as compared to $2,158,334 for the 2000 period. Training and related expenses amounted to $5,678 for the three months ended September 30, 2001 compared to $176,925 for the 2000 period. The principal reason for this decrease is the Company's elimination of boxing management. Promotion and selling, general and administrative expenses decreased to $ 1,268,715 for the 2001 three-month period as compared to $1,932,422 for the corresponding 2000 three-month period. Such decreases were attributable to decreases in salaries, telephone, office, travel and entertainment and depreciation offset by an increase in insurance.

         As a result of the foregoing, the loss from continuing operations for the three months ended September 30, 2001 increased to $2,278,449 as compared to $1,667,375 for the comparable September 30, 2000 period. This increase was also attributable to the impairment of goodwill, write off of investment and the utilization of the escrow deposit.

Liquidity and Capital Resources

         The Company's principal source of operating capital has been provided by public and private sales of the Company's equity securities, as supplemented by revenues from operations. At September 30, 2001, the Company had working capital of $ 267,679 which amount was primarily deferred stock options issued to management.

         The Company's material commitments are management salaries presently estimated at approximately $1,275,000 per annum and office space obligations. Such expenses could increase in the event that the Company was able to effect an acquisition of another company, although the Company does not have any agreement with any other company regarding an acquisition by the Company. The foregoing represents the expected significant uses of working capital during the next twelve months. The Company believes that it does not have sufficient funds to operate its business through the end of November 2001 absent any receipt of additional financing or an acquisition by the Company. The Company has engaged in preliminary discussions with certain other interested parties regarding potential acquisitions for the Company other than Ford. However, the Company can offer no assurances whatsoever that it will be able to effect any acquisition of any kind with any other company or secure any type of financing given the Company's current financial condition, among other things. In the event that the Company is unsuccessful in making any acquisition or securing any financing, given the Company's lack of cash available for operations it is possible that the Company will cease operations in the near future and may have to file for bankruptcy protection in the near future as well. Management has taken several steps to reduce expenses including the shutting down of its office in Fort Lee, New Jersey effective July 1, 2001, foregoing any salaries by senior management since August 31, 2001 and deferral of 50% of salaries of several members of senior management of the Company, including its Chief Executive Officer Robert Gutkowski, for the period from May 15, 2001 through August 31, 2001. In addition, the Company has ceased operating its internet boxing content website, www.houseofboxing.com to further reduce its expenses and has also entered into an agreement with the former Chief Executive Officer, Joel Segal and the two additional employees of the Company's football agency subsidiary, Worldwide Football Management, Inc., resulting in the cessation of the Company's football operations, further reducing its expenses.



                                     PART II

                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         The Company issued 100,000 shares of common stock under a consulting agreement for advisory services.







                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Magnum Sports & Entertainment, Inc.
                                                     (Registrant)

Date: November 19, 2001                     /s/Robert Gutkowski
                                      ------------------------------------------
                                      Robert Gutkowski, President

Date: November 19, 2001                     /s/Ray Schaetzle
                                      ------------------------------------------
                                      Ray Schaetzle, Chief Financial Officer










-----END PRIVACY-ENHANCED MESSAGE-----