Form 10KSB
period 2001-12-31
MAGNUM SPORTS & ENTERTAINMENT INC
filed 2002-04-15
CIK 1002325

                                         Document is copied.

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR FISCAL YEAR ENDED DECEMBER 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT TO 1934
        FOR THE TRANSITION PERIOD FROM ___ TO___

COMMISSION FILE NUMBER 0-21585

                       MAGNUM SPORTS & ENTERTAINMENT, INC.
                 (Name of Small Business Issuer in its charter)

Delaware                                    22-3393152
--------                                    ----------

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

1330 Avenue of the Americas, 39th Floor,     New York, New York  10019
-------------------------------------        --------
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $528,930

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the last 60 days. $316,145 based upon a closing price of $0.04 on April 1, 2002.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each issuer's classes of common equity, as of the latest practicable date: 7,903,633 shares as of April 12, 2002

Transitional Small Business Disclosure Format (check one):




Yes            No   X
    -----         -----



                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                     PART I


ITEM  1.  DESCRIPTION OF BUSINESS

         This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act. Words such as "will" and "should" and similar expressions reflecting something other than historical fact are intended to identify such statements. These forward-looking statements involve a number of risks and uncertainties, including, but not limited to: the Company's ability to raise capital to finance its operations; the Company's ability to settle existing creditor claims for modest sums; the effect of the Company's accounting policies; and other risk factors detailed in the Company's filings with the Securities and Exchange Commission. The Company does not have any agreement of any kind with any third party regarding any potential capital transaction such as a merger, acquisition or similar capital transaction and the Company can offer no assurances whatsoever that it will be able to effect any acquisition of any kind with any other company given the Company's current financial condition, among other things.

Organization

         Magnum Sports & Entertainment, Inc. (the "Company" or "Magnum") is a publicly traded over-the-counter bulletin board company (OTC BB: MAGZ.OB). The Company's common stock previously traded on the Nasdaq SmallCap market under the symbol MAGZ but was delisted from the Nasdaq SmallCap Market effective February 25, 2002. The Nasdaq Stock Market delisted the Company's common stock because the Company failed to meet certain requirements for continued listing on the Nasdaq SmallCap Market, including failure to maintain at least $2,000,000 in net tangible assets; failure to maintain a $1.00 minimum bid closing price for its common stock and failure to pay listing fees to the Nasdaq Stock Market. The Company's common stock presently trades on the over-the-counter bulletin board under the symbol MAGZ.OB. The Company presently has no operating businesses, having terminated all its existing businesses during 2001 because such businesses were not profitable. The Company's goal during 2001 was to eliminate its unprofitable businesses and attempt to grow the Company's revenues through an acquisition strategy based upon the proposed acquisition of Ford Models, Inc. ("Ford"), a global fashion modeling agency. The Company and Ford had executed a letter of intent in December 2000, as amended June 20, 2001 (the "Letter of Intent"), pursuant to which the Company proposed to buy all of the capital stock of Ford for a purchase price of $22,000,000 in cash. The Company's goal was to acquire Ford and create a multi-dimensional entertainment company based upon leveraging the Ford brand name in the worlds of entertainment, sports, music, sponsorship, and licensing. However, the Company was unsuccessful in raising the necessary capital to effectuate the acquisition of Ford, the Letter of Intent expired in 2001 and Ford terminated any continuing discussions in the fall of 2001 with the Company regarding entering into any new agreement with the Company to acquire Ford. Ford was entitled to keep the sum of $564,994 which the Company had deposited in escrow in connection with the Letter of Intent. The Letter of Intent provides that in the event that Ford is sold to any third party on or before August 11, 2003 for an amount equal to or greater than $15,000,000, then Ford and the principal Ford stockholders are obligated to repay the sum of $564,994 to the Company. However, the Company cannot provide any assurances whatsoever that Ford will be sold to any third party or that if Ford is sold for an amount equal to or greater than $15,000,000 on or before August 11, 2003, that Ford and the principal Ford stockholders will repay the sum of $564,994 to the Company. The Company's failure in acquiring Ford was due to several factors, including, but not limited to, the challenging environment in the capital markets for raising equity capital throughout 2001, a situation made even more difficult by the effect on the capital markets from the terrorist attacks on New York City and Washington D.C. on September 11, 2001 and Magnum's poor historical performance and lack of financial resources. As more fully described below, the Company is seeking to implement an out-of-court reorganization plan to resolve existing creditor claims and provide working capital but there are substantial risks associated with this strategy and the Company can provide no assurances whatsoever that it will be able to execute any out-of-court reorganization plan. These circumstances have created the possibility that the Company may become defunct or may file bankruptcy proceedings in the near future.

Loss of Nasdaq Listing

          The Commpany's common stock previously traded on the Nasdaq SmallCap market under the symbol MAGZ but was delisted from the Nasdaq SmallCap Market effective February 25, 2002. The Nasdaq Stock Market delisted the Company's common stock because the Company failed to meet certain requirements for continued listing on the Nasdaq SmallCap Market, including failure to maintain at least $2,000,000 in net tangible assets; failure to maintain a $1.00 minimum bid closing price for its common stock and failure to pay listing fees to the Nasdaq Stock Market. The Company's common stock presently trades on the over-the-counter bulletin board under the symbol MAGZ.OB. This delisting of the Company's common stock may have a material adverse effect on the Company's ability to implement any out-of-court reorganization plan and may materially adversely affect the trading market and prices for the Company's securities and the Company's ability to issue additional securities or to secure additional financing. In addition to the risk of volatility of stock prices, low price stocks are subject to the risks of additional federal and state regulatory requirements and the potential loss of effective trading markets. In particular, the Company's common stock could now be subject to Rule 15g-9 under the Securities Exchange Act of 1934, which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving any purchaser's written consent prior to any transaction. In such case, the Company's securities could also be deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the Company's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of the Company's securities and the ability of stockholders of the Company to sell their securities in the secondary market.

The Company's Out-Of-Court Reorganization Plan

         In the aftermath of the Company's failure to acquire Ford, the Company was left with no operating businesses and substantial creditor claims. The Company evaluated its options during the fourth quarter of 2001 and the first quarter of 2002 to seek to create some value for creditors and shareholders of the Company. The Company's management sought to locate a management team with experience with capital raising and reorganizing small cap companies. As part of this process, the Company's management is engaged in discussions with a group led by Mr. Peter Janssen, a principal of Janssen Partners, Inc., (a NASD/SIPC member) and Mr. Peter Christos and Mr. Arnold Kling, principals of Adelphia Holdings, LLC, a New York City based investment management firm("Adelphia"). Janssen Partners, Inc. previously acted as an investment banker for the Company in 1999 and 2000 and raised equity capital for the Company. Such funds were used for working capital purposes, including working capital purposes during Mr. Gutkowski's tenure as Chief Executive Officer, primarily in funding the Company's internet sports ventures, Sportcut.com and Houseofboxing.com.

         The Company working together with Adelphia in the first quarter of 2002 has devised an out-of-court reorganization plan the essential elements of which are to raise certain funds in a private placement of senior secured convertible notes to be issued by the Company with the proceeds to be utilized for settlement of existing creditor claims against the Company and for general working capital purposes. The key to this plan is for the Company to raise additional working capital. Provided that such plan can be implemented, the Company proposes to seek to engage in a merger, acquisition or similar transaction with another company. The Company believes that as a public company, it may be an attractive vehicle to certain private companies that are seeking to become public companies through a merger, acquisition or similar capital transaction with a public company. The Company cannot provide any assurances of any kind that it will be successful in any manner whatsoever in implementing any aspect of this reorganization plan and the Company has not engaged in any discussions of any material nature with any third party regarding any type of capital transaction.

         As an initial step in implementing this reorganization plan, Peter Janssen, a principal of Janssen Partners, Inc., made a $25,000 loan to the Company in March 2002 (the "Janssen Loan") to enable the Company to pay certain professional fees, including payment of fees to Friedman Alpren & Green LLP, the Company's independent accounting firm, in connection with services performed by Friedman Alpren & Green LLP for the audit of the Company's books and records for the year ended December 31, 2001. The Janssen Loan carries a 15% interest rate and is due within 90 days of issuance. As additional consideration for the Janssen Loan, the Company granted Peter Janssen a warrant to acquire three percent (3%) of the Company's common stock exercisable at $0.01 per share and granted him a first lien on proceeds from any contracts of the Company.

         As a second step in the plan, the Company intends to engage Janssen Partners, Inc. ("Janssen") to act as its exclusive placement agent to seek to raise a minimum of $250,000 (the "Minimum Offering") and a maximum of $500,000 (the "Maximum Offering") in a private placement of senior secured convertible notes to be issued by the Company(the "Notes"). These Notes would have an interest rate of ten percent and the principal and interest would be due and payable within one year of issuance. The Notes would be secured by a first lien on all of the Company's assets after repayment of the Janssen Loan. In addition, the holders of the Notes would have the right to convert the Notes into the Company's common stock in an amount equal to eighty seven percent (87%) of the Company's common stock outstanding as of the date of commencement of the offering of the Notes, assuming that the Maximum Offering is completed and forty three and one-half percent (43 1/2%) of the Company's common stock in the event that the Minimum Offering is completed. The Company would have the right to redeem the Notes by payment of 125% of the principal outstanding amount of the Notes plus payment of accrued interest, all in cash, although holders of the Notes would have the opportunity to convert the Notes into the common stock in lieu of redemption of the Notes by the Company. In consideration for acting as exclusive placement agent, Janssen will receive a cash commission of ten percent of the sums raised in the offering of the Notes, assuming that the Minimum Offering is raised plus a non-accountable expense allowance of three percent of the sums raised in the offering of the Notes. In addition, Janssen will also receive a warrant to acquire a number of shares of common stock of the Company equal to the number of shares of the common stock of the Company that the holders of the Notes are entitled to receive upon full conversion of the Notes into the Company's common stock. The exercise price on the warrant to be issued to Janssen will be the par value of the Company's common stock but in no event greater than the existing par value of the Company's common stock which is $0.01. The Company and Janssen have also agreed to enter into a consulting agreement effective upon the completion of the Minimum Offering pursuant to which Janssen will provide the Company with financial advisory services and the Company will pay Janssen the sum of $10,000 per month for a two year period. There can be no assurances of any kind whatsoever that Janssen will be able to raise moneys sufficient for the Minimum Offering of the Notes to close.

         To assist the Company in formulating and executing its reorganization plan, the Company executed a management agreement (the "Management Agreement") with Adelphia effective February 1, 2002 pursuant to which Adelphia is providing and will provide management services to the Company at a monthly fee of $10,000 per month for a term of one year plus successive one year renewal terms unless sixty days prior notice of non-renewal by either party is given. This monthly fee owed to Adelphia is presently being accrued. The management services to be rendered by Adelphia include seeking prospective merger candidates for Magnum, formulating settlement of Magnum creditor claims, and assisting in preparing regulatory filings and otherwise supervising the reorganization of Magnum. Peter
N. Christos, a principal of Adelphia, is expected to become Chief Executive Officer of Magnum effective only in the event that there is a closing of the Minimum Offering to replace Robert M. Gutkowski as Chief Executive Officer who will resign effective upon completion of the Minimum Offering. The Company has also executed a retention agreement with John D'Angelo(the "Retention Agreement"), presently the general counsel of the Company and a member of the Board of Directors, to continue to render legal services on behalf of the Company, including preparation of the Form 10-KSB for the year ended December 31, 2001; participate in the drafting of the documents necessary for the Janssen Loan and the Notes; review of potential merger candidates; and to be involved with the settlement of creditor claims of the Company and overall reorganization of the Company. The Retention Agreement provides for a monthly fee of $7,500 per month for John D'Angelo's services effective February 1, 2002 through May 31, 2002 plus a discretionary bonus that may be awarded by the Company's Board of Directors after evaluation of John D'Angelo's services on behalf of the Company.

         In the event that the Company is successful in raising at least the Minimum Offering, the Company is proposing to settle its existing creditor claims by payment of a very small percentage of the creditor claim amounts. As part of this plan, Magnum's current management would agree to forego all their claims in exchange for payment of ten cents on the dollar in stock(no cash) and Janssen would agree to forego its claim related to its 1999 Consulting Agreement for payment of ten cents on the dollar in stock(no cash). Magnum's management has also communicated with some of the substantial trade creditors of the Company and believes that there is a reasonable prospect that such trade creditors will accept small cash payments to settle their claims, although the Company cannot offer any assurances of any kind that it will be able to complete the Minimum Offering or that its major trade creditors will accept settlements for their claims for small cash payments.

         If the Company is successful in completing the Minimum Offering, Robert Gutkowski, the Company's current Chief Executive Officer, has agreed to resign and Mr. Peter N. Christos has agreed to replace Mr. Gutkowski as the Company's Chief Executive Officer. Mr. Christos will continue to be a principal of Adelphia and will render services to the Company on an as needed basis. In addition, effective upon completion of the Minimum Offering, Mr. Christos has agreed to become the Chairman of the Board of Directors of the Company and Mr. Arnold Kling has agreed to become a member of the Company's Board of Directors. The Company's prior Chairman of the Board of Directors, Charles Koppelman, resigned from the Company's Board in December 2001 to pursue other interests.

           The Company cannot offer any assurances of any kind whatsoever that it will be successful in raising any money from the offering of the Notes or otherwise and it cannot offer any assurances that Mr. Christos will in fact assume the responsibility of becoming Chief Executive Officer of the Company in place of Mr. Gutkowski in the event that the Minimum Offering is raised. The Company also cannot offer any assurances of any kind whatsoever that it will be successful in settling its existing creditor claims consistent with its out-of-court reorganization plan. Moreover, the Company cannot offer any assurances of any kind whatsoever that even if it is successful in raising the Minimum Offering and settling its existing creditor claims that it will be successful in engaging in any capital transaction such as a merger, acquisition or similar transaction with any third party.

         Even if the Company is successful in raising the Minimum Offering, it is likely that the Company will have difficulty continuing its operations beyond July 31, 2002, absent receipt of equity or debt financing for the Company's operations. The Company cannot offer any assurances of any kind whatsoever that it will be successful in raising any additional capital even if it is successful in raising the Minimum Offering.


Other Investments

         Reference is made to the Company's filing on Form 10-QSB for the period ended September 30, 2001 for additional description of the Company's other investments. During the third quarter of 2000, Magnum made an investment of $200,000 in a privately-held company (the "privately-held company") that intended to develop an innovative, celebrity-based marketing and sponsorship concept. The concept intended to use the Internet for the delivery of a customized video electronic greetings from celebrities in the worlds of television, film, sports, music and fashion to consumers. In exchange for the investment, Magnum received 246,600 shares in the privately held company's Series B convertible preferred stock, which are convertible to 2% of the current outstanding common stock of the privately-held company. In addition, Magnum entered into a consulting agreement, pursuant to which the Company agreed to use its reasonable efforts for a two-year period to assist the privately-held company in procuring the participation of celebrities in the concept. In exchange for such consulting services, Magnum was granted an option to acquire an additional 606,596 shares of common stock, equating to 5% of the current outstanding common stock of the privately-held company, on a fully diluted basis, subject to certain vesting requirements. The privately-held company also agreed to place Charles Koppelman and Bob Gutkowski on its Board of Advisors, for which Messrs. Koppelman and Gutkowski each received options to purchase 60,656 shares of common stock, equating to 0.5% each of the current common stock of the privately-held company, on a fully diluted basis, subject to certain vesting requirements. The privately-held company has been unable to launch an internet website with this concept because of an inability to raise additional funding due to the severe downturn in the availability of funding for internet start-up companies throughout 2001. In addition, the privately-held company has been unable to sell itself to an established internet company that has the necessary capital to exploit the concept on the internet. Accordingly, Magnum does not believe that it will receive anything from this investment in the privately-held company and has taken a write-off of this investment during the third quarter of 2001.

         In addition, during the third quarter of 2000, the Company also invested the sum of $125,000 in Interview Productions, LLC ("Interview Productions"), a limited liability company formed to finance, produce and distribute an independent motion picture for release in theatrical and all other worldwide markets and media. Interview Productions has raised a total of $750,000, including the $125,000 invested by the Company for the promotion and marketing budget of the motion picture. Interview Productions owns an original screenplay entitled "Interview With the Assassin" that has been produced into a motion picture by producers David Levien and Brian Koppelman who together with Neil Burger, the writer/director of "Interview With the Assassin", are the managers of Interview Productions. David Levien and Brian Koppelman have previously written the screenplay for the well-received movie "Rounders" starring Matt Damon and Edward Norton and released by Miramax Films in 1998. "Rounders" debuted as the number one box office movie during the second weekend of September 1998. "Interview With The Assassin" is a completed film that Interview Productions produced within budget. The Company received a 16.66% ownership interest in Interview Productions in exchange for its $125,000 investment. Investors in Interview Productions will be entitled to recoup 110% of invested capital first before any sharing of distributable cash, if any, between the investors and the managers which will be shared equally, fifty percent each. Brian Koppelman is the son of Charles Koppelman, the former Chairman of the Board of Directors of the Company. Interview Productions has engaged Endeavor Agency, a Hollywood based talent agency, to assist Interview Productions in connection with seeking to procure a buyer for "Interview With the Assassin". There can be no assurance that Interview Productions will be successful in securing any buyer for "Interview With the Assassin" or what the terms of any sale will be, even assuming that a buyer is procured for "Interview With the Assassin" or what the Company would receive if "Interview With the Assassin" were sold to a third party. Accordingly, the Company has determined to write-off its investment in Interview Productions in the fourth quarter of 2001.

Discontinuance/Termination of Businesses

         In late 2000 and throughout 2001, the Company sought to terminate the businesses that it was engaged in because such businesses were not profitable. As of the fourth quarter of 2001, the Company and its subsidiaries terminated all of their operating businesses and presently do not have any operating businesses. The Company's boxing management business was terminated in the fourth quarter of 2000. In connection therewith, the Company consensually terminated its boxing management agreement with Shannon Briggs, a heavyweight boxer and two joint venture relationships with Munisteri Sports & Entertainment, Inc. and Bulldog Boxing Management LLC, respectively. Also, the operations of an Internet subsidiary, Sportcut.com, Inc. were discontinued during the third quarter of 2000. In addition, the Company terminated the employment agreements of its two executives who were operating the Company's motorsports division in February 2001. The Company's motorsports division had been engaged in the business of representing professional race car drivers, seeking to procure sponsorships for race car teams on the NASCAR racing circuit and procuring licensing opportunities for NASCAR race car teams and drivers. The Company's employment agreement with one of its former motorsports division employees provided that the Company is entitled to receive certain percentages of revenues generated prospectively from Nascar clients procured by such former employee during his employment with the Company. The Company received approximately $15,000 during 2001 from this revenue sharing agreement, which ended in December 2001.

         Also, in October 2001, the Company effectively ceased operating its Magnum Productions division because it lacked cash resources to continue operating such division. Magnum had formed Magnum Productions in February 2001 headed by Mr. Michael Yudin, an executive with two decades of experience in the development, marketing, financing and production of television programming. In August 2001, Magnum entered into two development contracts with Courtroom Television Network LLC and Games Productions Inc., a subsidiary of the TNN cable network, respectively. Each of these contracts provided for Magnum to prepare treatments for proposed series for broadcast on the Courtroom Television Network's Court TV cable network and the TNN cable network, respectively. However, because of a lack of cash available to continue to fund operations of Magnum Productions, including salary for Mr. Michael Yudin, in November 2001, the Company assigned its rights under these two contracts to Mr. Yudin in exchange for the right to receive certain revenues that may be generated in the future in the event that either proposed series become series on either Court TV or the TNN cable network. However, to date, the Company has not received any revenues under its agreement with Mr. Yudin and there can be no assurances of any kind that either Court TV or the TNN cable networks will order any series to be produced by Mr. Yudin under these contracts or that the Company will receive any revenues under its contract with Mr. Yudin.

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


         The Company's remaining business was an Internet boxing content website, www.Houseofboxing.com (the "HOB Website") that it operated through its wholly-owned subsidiary Magnum Houseofboxing.com, Inc.("HOB.com") but the Company discontinued operations of this website in October 2001. It was extremely difficult for the HOB Website to generate any material revenues from advertising and/or sponsorships throughout 2001. Accordingly, the Company actively sought to find a buyer for the HOB Website in 2001, but was been unable to find any buyer for the HOB Website because of the substantial downturn in the valuation of Internet content companies in 2001.


COMPETITION

         Because the Company terminated its sports agency businesses and boxing content website, www.houseofboxing.com during 2001, the Company presently does not have any operating businesses. Therefore, the competition that the Company previously faced from a multitude of sports agencies and sports content companies is no longer relevant.

EMPLOYEES

       At December 31, 2001, the Company and its subsidiaries in the aggregate had three employees. Two of such persons performed executive functions and the remaining employee performed legal services for the Company. During 2001, the Company and its subsidiaries substantially reduced their number of employees in order to materially reduce their operating expenses. In the event that the Company completes at least the Minimum Offering, its current Chief Executive Officer, Robert M. Gutkowski, will resign and the Company presently expects that his position will be assumed by Peter N. Christos, a principal of Adelphia Holdings LLC, an investment management firm located in New York City who will continue to act as a principal of Adelphia Holdings LLC and will render services to the Company on an as needed basis. The Company presently does not have any plans to hire any more employees.


ITEM 2.  DESCRIPTION OF PROPERTIES

       The Company's principal executive offices are currently located at 1330 Avenue of the Americas, 39th Floor, New York, New York 10019. In the event that the Company completes the Minimum Offering, the Company expects to occupy space on a month-to-month basis at the offices of Adelphia Holdings LLC at a monthly license fee of $2,500 per month. The Company also leases an office of approximately 1,900 square feet in New York City that it had anticipated utilizing for the operations of its internet subsidiary,Sportcut.com, Inc., but because of the discontinuance of such internet business, the Company never occupied such space. The Company presently subleases such space to an unrelated third party.

ITEM 3.  LEGAL PROCEEDINGS

         In 1999, the Company's wholly-owned subsidiary, Worldwide Basketball Management, Inc.("WWBM"),filed a complaint against Mr. Derek Anderson in Superior Court of New Jersey alleging, among other things, that, Mr. Anderson breached a marketing contract between Mr. Anderson and WWBM by failing to pay WWBM an amount equal to fifteen percent of all sums received by Mr. Anderson under the terms of an endorsement contract between Mr. Anderson and Nike, Inc. The parties ultimately settled such action pursuant to a Stipulation of Settlement in 1999. In such Stipulation, Mr. Anderson agreed to pay WWBM the sum of $170,817 according to a payment schedule over the next twelve months. In addition, Mr. Anderson agreed to pay WWBM additional sums equal to fifteen percent (15%) of any sums received by Mr. Anderson from Nike, Inc. after the date of the settlement under the terms of an endorsement contract between Mr. Anderson and Nike, Inc. which endorsement contract expired on September 30, 2001. Mr. Anderson made all payments required under the Stipulation of Settlement to WWBM, which Stipulation of Settlement has now expired.


         In October 2001, the Company filed an action against Jay Schulthess in New York Civil Court to recover the sum of $6,000 due and owing under the terms of an agreement executed in March 2001 between the Company and Mr. Schulthess. Mr. Schulthess had been the president of the Company's motorsports division until his employment was terminated by the Company in February 2001. The Company and Mr. Schulthess subsequently entered into an agreement pursuant to which, among other things, Mr. Schulthess was required to turnover a certain percentage of revenues received by Mr. Schultess from clients generated by Mr. Schulthess while he was employed by the Company. The Company's complaint alleged that Mr. Schulthess had failed to turnover the sum of $6,000 as required by the agreement between the parties. In December 2001, the Company agreed to dismissal of this action in exchange for receipt of the sum of $6,000 from Mr. Schulthess.

         In September 2001, Thomas Hauser filed an arbitration proceeding in the American Arbitration Association against the Company seeking $72,000 in damages for breach of contract. Mr. Hauser and the Company are parties to a writing and consulting contract pursuant to which Mr. Hauser agreed to render writing and consulting services to the Company's now defunct boxing content website, www.houseofboxing.com. The Company ceased operations of this website in October 2001. The Company had made extensive efforts throughout 2001 to sell the houseofboxing.com website but was unsuccessful because of the sharp downturn in the value of Internet content companies throughout 2001. In March 2002, the Company entered in a settlement agreement with Mr. Hauser and Mr. Katz(the "Settlement Agreement"). Mr. Katz was another writer for the Company's boxing website www.houseofboxing.com. Mr. Katz had a five year employment agreement with the Company ending in March 2005. The Company had ceased payment under its contracts with Mr. Hauser and Mr. Katz in August 2001 due to insufficient operating funds. These two contracts required aggregate payments of approximately $700,000 through March 2005. Under the Settlement Agreement, the Company agreed to pay $55,000 to Katz and $20,000 to Hauser for a total payment of $75,000 in cash plus transfer of the rights to the domain names Houseofboxing.com and Muhammadali.com to Hauser and Katz to settle with prejudice their contract claims. The payment of $75,000 under the Settlement Agreement is required to be made on the earlier of seven business days after any closing of any private placement of Magnum securities or June 11, 2002. In the event that the Company is unable to pay the sum of $75,000 collectively to Mr. Katz and Mr. Hauser by such date, then Mr. Katz would be entitled to a judgment in the amount of $500,000 against Magnum and Mr. Hauser would be entitled to a judgment of $100,000 against Magnum under the Settlement Agreement.



         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Submission of Matters to a Vote of Security Holders

         The Company did not submit any matters to its security holders in the year 2001.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

       The Company's Common Stock is traded on the over-the-counter bulletin board market under the symbol "MAGZ.OB". The Company's Common Stock had previously traded on the Nasdaq SmallCap market under the symbol "MAGZ" but was delisted by the Nasdaq Stock Market effective February 25, 2002. The following reported high and low closing sales prices of the Company's Common Stock for each quarter since 2000 were as follows:



                                           Common Stock*
                                          --------------
                                          High      Low


 2000  First Quarter                      12.15     7.50
       Second Quarter                     8.10      4.35
       Third Quarter                      5.30      2.80
       Fourth Quarter                     1.688     0.96


  2001 First Quarter                      1.75      0.75
       Second Quarter                     1.05      0.84
       Third Quarter                      0.60      0.09
       Fourth Quarter                     0.18      0.040

         *Adjusted to reflect the Company's reverse five for one stock split, effective October 19, 2000.

       As of December 31, 2001, the approximate number of holders of record of shares of the Company's Common Stock was 2,108.

         The Company has not paid a cash dividend on the Common Stock since its public offering in October 1996. The Company intends to retain future earnings, if any, for use in its operations and, accordingly, does not intend to pay cash dividends in the foreseeable future.

          The Company engaged in two private placements of its securities in 2001. In one private placement commencing in January 2001, the Company sold units with each unit comprised of one share of common stock and one warrant to acquire one share of common stock. The Company sold a total of 1,060,257 units in this offering at unit prices ranging from $1.00 per unit to $1.19 per unit and raised gross proceeds of $1,195,000. In a second private placement commencing in March 2001, the Company sold units with each unit comprised of one share of common stock and one warrant to acquire two shares of common stock. The

Company sold a total of 1,549,622 units in this offering at unit prices ranging from $1.00 per unit to $1.11 per unit and raised gross proceeds of $1,570,000 in this private placement. The Company acted as its own placement agent in these private placements with the exception of a sales commission of $10,000 paid to an individual as a selling agent. In addition, pursuant to a consulting contract between the Company and Greenwood Partners LLP, Greenwood Partners LLP provided consulting services to the Company through December 2001 including financial advisory services in connection with the structuring of the Company's private placement commencing in March 2001. Greenwood Partners LLP received 100,000 shares of restricted common stock of the Company and a warrant to acquire 100,000 shares of common stock of the Company at an exercise price of $0.75 for its services under such consulting contract.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

General

     Magnum Sports & Entertainment, Inc. (the "Company" or "Magnum"), is publicly traded company trading on the over-the-counter bulletin board under the symbol Magz.ob. The Company presently has no operating businesses, having terminated its sports agency businesses and boxing content website, www.houseofboxing.com during 2001 because such businesses were unprofitable. The Company had sought unsuccessfully to grow its revenues and become a profitable company in 2001 by acquiring Ford Models, Inc., a global fashion agency, pursuant to the Letter of Intent. The Company was unable to raise the purchase price of $22,000,000 in cash required to acquire all the capital stock of Ford Models, Inc. pursuant to the Letter of Intent which expired in August 2001. Subsequently, the Company engaged in discussions with the Chief Executive Officer of Ford Models, Inc. regarding a potential new agreement for the Company to acquire Ford Models, Inc. but in the fall of 2001, Ford Models, Inc. terminated any discussions of any such acquisition of Ford Models, Inc. by the Company. The Company's common stock previously traded on the Nasdaq SmallCap market but was delisted from trading by the Nasdaq Stock Market effective February 25, 2002 because the Company failed to meet certain listing requirements of the Nasdaq Stock Market including failure to maintain $2,000,000 in net tangible assets, failure to maintain a $1.00 minimum bid price for its common stock and failure to pay listing fees owed to the Nasdaq Stock Market.

         During the fourth quarter of 2001 and the first quarter of 2002, the Company's management sought to develop a reorganization plan that might create value for the Company's creditors and shareholders, given the difficult financial circumstances facing the Company. These circumstances included the Company's lack of any operating business, the Company's having substantial creditor claims, combined with the Company's lack of cash resources. In addition, several of the Company's directors had resigned from the Board of
Directors: Herbert Kozlov and Harvey Silverman resigned as directors in August 2001; Charles Koppelman resigned as Chairman of the Board of Directors in December 2001; Arthur Barron and Chester Simmons resigned as directors in March 2002. Also, Ray Schaetzle resigned as Chief Financial Officer in December 2001. Against this backdrop, the Company has formulated an out-of-court reorganization plan to seek to resolve all existing known material creditor claims against the Company and to provide working capital for the Company. The Company is presently planning on commencing an offering of the Notes with the proceeds designed to fund the payments that will be necessary to implement the reorganization plan and to provide working capital for the Company.

         If the Company is successful in implementing its out-of-court reorganization plan thereby resolving material creditor claims against the Company, the Company believes that it will then be in an improved financial condition compared to its current poor financial condition. With an improved financial condition upon implementation of its reorganization plan, the Company believes that it will be better able to engage in a potential capital transaction, such as an acquisition, merger or like transaction with another company that has an operating company. Because the Company is a publicly traded company, the Company believes that there may be privately owned companies that are interested in engaging in a capital transaction like a merger or an acquisition with a publicly traded company as a means of becoming a publicly traded company. However, the Company's out-of-court reorganization plan faces substantial risks and the Company cannot offer any assurance whatsoever that it will be able to raise any capital in an offering of the Notes or otherwise, that it can achieve settlements with creditors of the Company for small cash payments as envisioned by its out-of-court reorganization plan or that it will have any success whatsoever in executing any type of capital transaction with any company. The Company presently does not have any agreement of any kind whatsoever with any third party regarding any type of capital transaction.

          The Company has been assisted in the preparation of its out-of-court reorganization plan by Adelphia. One of the principals of Adelphia, Peter N. Christos, is an investment banker experienced in management and capital raising for smallcap companies. Effective upon completion of the Minimum Offering, Peter
N. Christos has agreed to become the Chief Executive Officer of the Company, replacing Mr. Robert M. Gutkowski, the Company's current Chief Executive Officer who will resign. In addition, effective upon completion of the Minimum Offering, Mr. Christos will become Chairman of the Board of Directors of the Company. Mr. Christos will continue to be a principal of Adelphia and will devote the time on an as needed basis as Chief Executive Officer of the Company. In addition, Mr. Arnold Kling, another principal of Adelphia and a corporate attorney with experience in restructuring smallcap companies, will become a member of the Company's Board of Directors effective upon completion of the Minimum Offering. Since February 1, 2002, Adelphia has been providing management services to the Company pursuant to the Management Agreement at a monthly fee of $10,000 per month for a term of one year plus successive one year renewal terms unless sixty days prior notice of non-renewal by either party is given. The management services to be rendered by Adelphia include seeking prospective merger candidates for Magnum, formulating settlement of Magnum creditor claims, and assisting in preparing regulatory filings and otherwise supervising the reorganization of Magnum. The Company has also executed the Retention Agreement with John D'Angelo, presently the general counsel of the Company and a member of the Board of Directors, to continue to render legal services on behalf of the Company, including preparation of the Form 10-KSB for the year ended December 31, 2001; participate in the drafting of the documents necessary for the Janssen Loan and the Notes; review of potential merger candidates; and to be involved with the settlement of creditor claims of the Company and overall reorganization of the Company. The Retention Agreement provides for a monthly fee of $7,500 per month for John D'Angelo's services effective February 1, 2002 through May 31, 2002 plus a discretionary bonus that may be awarded by the Company's Board of Directors after evaluation of John D'Angelo's services on behalf of the Company.

         In the event that the Company is successful in raising at least the Minimum Offering, the Company is proposing to settle its existing creditor claims by payment of small cash payments. The Company is retaining Janssen as exclusive placement agent for the offering of the Notes. In consideration for acting as exclusive placement agent for the offering of the Notes, Janssen will receive a cash commission of ten percent of the sums raised in the offering of the Notes, assuming that the Minimum Offering is raised plus a non-accountable expense allowance of three percent of the sums raised in the offering of the Notes. In addition, Janssen will also receive a warrant to acquire a number of shares of common stock of the Company equal to the number of shares of the common stock of the Company that the holders of the Notes are entitled to receive upon full conversion of the Notes into the Company's common stock. The Company and Janssen have also agreed to enter into a consulting agreement effective upon the completion of the Minimum Offering pursuant to which Janssen will provide the Company with financial advisory services and the Company will pay Janssen the sum of $10,000 per month for a two year period.

          As part of the Company's proposed out-of-court reorganization plan, Magnum's current management would agree to forego all their claims in exchange for payment of ten cents on the dollar in stock(no cash) and Janssen would agree to forego its claim related to its 1999 Consulting Agreement for payment of ten cents on the dollar in stock(no cash). Magnum's management has also communicated with some of the substantial trade creditors of the Company and believes that there is a reasonable prospect that such trade creditors will accept small cash payments to settle their claims, although the Company cannot offer any assurances of any kind that it will be able to complete the Minimum Offering or that its major trade creditors will accept settlements of their claims for small cash payments.


           The Company cannot offer any assurances of any kind whatsoever that it will be successful in raising any money from the offering of the Notes or otherwise and it cannot offer any assurances that Mr. Christos will in fact assume the responsibility of becoming Chief Executive Officer of the Company in place of Mr. Gutkowski in the event that the Minimum Offering is raised. The Company also cannot offer any assurances of any kind whatsoever that it will be successful in settling its existing creditor claims consistent with its out-of-court reorganization plan. Moreover, the Company cannot offer any assurances of any kind whatsoever that even if it is successful in raising the Minimum Offering and settling its existing creditor claims that it will be successful in engaging in any capital transaction such as a merger, acquisition or similar transaction with any third party.

         Even if the Company is successful in raising the Minimum Offering, it is likely that the Company will have difficulty continuing its operations beyond July 31, 2002, absent receipt of equity or debt financing for the Company's operations. The Company cannot offer any assurances of any kind whatsoever that it will be successful in raising any additional capital even if it is successful in raising the Minimum Offering.


YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

       A comparison of revenues and expenses of the Company for the year ended December 31, 2001 compared to the year ended December 31, 2000 is not relevant because the Company terminated all its existing businesses during 2001 because such businesses were not profitable. Accordingly, the Company did not have any operating businesses as of December 31, 2001 and presently does not have any operating businesses unlike the year ended December 31, 2000 during which the Company was engaged in sports agency businesses and sports internet content businesses throughout such year.

         For the year ended December 31, 2001, the Company incurred a net loss of $7,277,369 as compared to a net loss of $12,749,197 during the year ended December 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal source of operating capital has been provided by public and private sales of the Company's equity securities, as supplemented by revenues from operations. At December 31, 2001, the Company had a working capital deficit of $508,108. In March 2001, the Company supplemented its working capital by receiving net proceeds of $1,195,000 from a private placement of 1,060,257 units with each unit comprised of one share of its common stock and one warrant. In May 2001, the Company supplemented its working capital by receiving net proceeds of $1,560,000 from a second private placement of 1,549,622 units with each unit comprised of one share of its common stock and two warrants.

       The Company's present material commitments for capital expenditure are its obligation under the Management Agreement with Adelphia and the Retention Agreement with John D'Angelo and general working capital needs in connection with the implementation of the Company's out-of-court reorganization plan and the repayment of the Janssen Loan. The Company presently has minimal cash resources and does not have any operating businesses. The only source therefore for the Company to presently fund its working capital requirements is for the Company to raise operating capital through an offering of its securities. The Company expects to shortly commence an offering of the Notes to seek to raise a minimum of $250,000 and a maximum of $500,000 for the Company and expects to utilize the net proceeds of the offering of the Notes ($210,000 for the Minimum Offering and $425,000 for the Maximum Offering) for working capital purposes, including settlement of existing creditor claims against the Company in accordance with the Company's out-of-court reorganization plan. The Company presently projects that it will have sufficient working capital available to fund its operations through July 31, 2002 if it completes the Minimum Offering and through October 31, 2002 if it completes the Maximum Offering. Accordingly, the Company may be required to seek additional financing through bank borrowings, private or public debt or equity financing or otherwise. There can be no assurance that any such financing will be available to the Company on favorable terms, if at all. The Company's independent accounting firm, Friedman Alpren & Green LLP stated in their opinion accompanying the Company's financial statements that the Company's financial condition indicate that the Company may be unable to continue as a going concern and its ability to do so is dependent on its ability to achieve profitable operations and its ability to obtain any necessary financing.

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

       The directors and executive officers of the Company are as follows:

Name                      Age             Position
----                      ---             --------

Robert Gutkowski          53              President, Chief Executive Officer,
                                          of Magnum and Director
John D'Angelo             45              General Counsel and Director
Murray Weiss              44              Executive Vice President


        ROBERT GUTKOWSKI has been President and Chief Executive Officer of the Company since June 2000. From 1991 through 1994 he was President of Madison Square Garden. Thereafter, in 1995 he was President of The Marquee Group, Inc., a worldwide sports and entertainment firm that was sold in 1999 to SFX Entertainment, Inc.

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

       To the Company's knowledge, based upon a review of Forms 4 and 5 and any amendments thereto, submitted to the Company, all Directors, Officers, and Beneficial Owners of more than 10% of the Common Stock of the Company have filed all reports required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934. In August 2001, Herbert Kozlov and Harvey Silverman resigned from the Company's Board of Directors. In December 2001, Charles Koppelman resigned as Chairman of the Board of Directors of the Company and Ray Schaetzle resigned as Chief Financial Officer of the Company. In March 2002, Arthur Barron and Chester Simmons resigned from the Company's Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

       The following table sets forth the aggregate compensation paid by the Company to the Chief Executive Officer and President, and certain other executive officers of the Company for services rendered to the Company by such persons during the years ended December 31, 2001 and 2000.

                          Summary Compensation Table(1)

                                                                         Restricted
                                                                            Stock                     Option
                                                       Salary     Bonus     Award      Options/SAR   Valuation
Name and Principal Position                   Year      ($)        ($)       ($)           (#)          ($)
---------------------------                   ----      ---        ---       ---           ---          ---
Robert Gutkowski                              2001    $157,000      -          -          83,335        $541,755
Chief Executive Officer, President            2000    $150,000      -          -          36,111        $234,759

Murray Weiss                                  2001    $140,049      -          -          25,000         162,525
Executive Vice President                      2000    $122,566   $75,000       -          10,833         $70,428

Ray Schaetzle*                                2001    $93,750       -          -           6,945         $26.768
Chief Financial Officer                       2000    $55,384       -          -           3,037         $11,709

John D'Angelo                                 2001    $66,572       -          -            -              -
General Counsel                               2000    $114,938      -      $138,125         -              -

--------------------
(1) Other compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus of the Officer for the year. Does not include options granted to non-employee directors or independent consultants

* Mr. Schaetzle resigned from the Company in December 2001.

      The Company did not grant any options to its executive officers during the year ended December 31, 2001.


COMPENSATION OF DIRECTORS

       The Company has no standard arrangements, pursuant to which the directors of the Company are compensated. The Company did not issue any stock options or make any stock grants to non-employee directors during 2001.

EMPLOYMENT AGREEMENTS

         The Company entered into a three-year employment agreement in June
2000 with Mr. Gutkowski as Chief Executive Officer and President of the Company that provides for annual salaries of $300,000, $325,000 and $350,000 during the first, second and last years of the term of such employment agreement. In addition, Mr. Gutkowski's employment agreement provides for the following stock option grant: an option to acquire the Company's common stock in two tranches: the first stock option grant is an option to acquire 200,000 shares of the Corporation's common stock at an exercise price of $5.00 per share, exercisable for a ten-year term and vesting pro-rata over the three-year term of the contract, or at the rate of 66,666 options per year (the "First Tranche Options"); and the second option grant is an option to acquire 200,000 shares of the Company's common stock at an exercise price of $5.00 per share, exercisable over a ten year term and vesting according to the following schedule: 66,666 options vesting when the closing bid price of the Company's common stock price equals $15.00 per share for at least 10 consecutive trading days; and 66,666 options vesting when the closing bid price of the Company's common stock price equals $30.00 per share for at least 10 consecutive trading days; and 66,666 options vesting when the closing bid price of the Company's common stock price equals $45 per share for at least 10 consecutive trading days (the "Second Tranche Options"). Mr. Gutkowski has agreed to resign as Chief Executive Officer of the Company effective upon completion of the Minimum Offering of the Notes, assuming that the Company is able to complete the Minimum Offering of the Notes.

         Concurrently with Mr. Gutkowski's employment agreement, the Company also entered into a three year employment agreement with Mr. Murray Weiss as Executive Vice President. Mr. Weiss's employment agreement provides for annual salaries of $225,000, $250,000 and $275,000 during the first, second and last years of the term of such employment agreement. It also provides for a $75,000 signing bonus to be paid to Mr. Weiss by the Company. In addition, Mr. Weiss's employment agreement provides for a similar stock option package to the stock option package approved by the Company for Mr. Gutkowski with the same $5.00 per share exercise price and the same vesting criteria, except that the first tranche of options are for a total of 60,000 options and the second tranche of options are for a total of 60,000 options instead of 200,000 Second Tranche Options as were granted to Mr. Gutkowski. Mr. Weiss has agreed to resign as Executive Vice President of the Company effective upon completion of the Minimum

Offering of the Notes, assuming that the Company is able to complete the Minimum Offering of the Notes.

         The Company also entered into a three year employment agreement with Mr. Ray Schaetzle as Chief Financial Officer pursuant to which Mr. Schaetzle is to receive an annual salary of $180,000 plus a minimum annual bonus of $20,000 in September 2001, 2002 and 2003. In addition, Mr. Schaetzle's employment agreement provides that the Company shall grant to Mr. Schaetzle an option to acquire 30,000 shares of the Company's common stock vesting pro-rata during the three-year term of his employment agreement at an exercise price of $5.00 per share with the exercise price for the second and third year equal to 110% of the common stock's closing price on September 30, 2001 and 2002. Mr. Schaetzle resigned as the Company's Chief Financial Officer in December 2001.

         The Company also entered into four month retention agreement with John D'Angelo in February 2002 pursuant to which Mr. D'Angelo will render legal services to the Company. This agreement provides for monthly payments of $7,500 per month to John D'Angelo from February 2002 through May 2002 plus a discretionary bonus that may be awarded by the Company's Board of Directors after evaluation of John D'Angelo's services during such four month period.

         The Company also entered into an agreement with Mr. Koppelman in June 2000 to become Chairman of the Board of Directors of the Company for a minimum three year term, subject to his re-election as Chairman by the shareholders of the Company; and the Company granted Koppelman a stock option package similar to the stock option package approved by the Company for Mr. Gutkowski with the same $5.00 per share exercise price and the same vesting criteria, except that the first tranche of options are for a total of 50,000 options and the second tranche of options are for a total of 50,000 options. Mr. Koppelman resigned as the Chairman of the Board of Directors of the Company in December 2001.

ITEM 11. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth information as of April 1, 2002 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock, including stock options and warrants, by (i) each director of the Company, (ii) certain executive officers of the Company, (iii) each person known by the Company to be the owner of more than five percent (5%) of its outstanding shares of Common Stock and (iv) all executive officers and directors as a group:


PERCENTAGE OF COMMON STOCK
NAME AND ADDRESS(1)                                   NUMBER
BENEFICIARY OWNED                                    OF SHARES
-------------------                                  ---------
Robert Gutkowski                                     256,916(2)

John D'Angelo                                         98,731(3)

Murray Weiss                                          17,000(4)

Janssen Partners, Inc.                                456,269(6)
and Peter Janssen
1979 Marcus Avenue, Suite 210, Room 142
Lake Success, New York 11042

All officers and directors as
a group (3 persons)(5)                               372,647

------------------------

(1) All addresses of the officers and directors are care of the Company's principal executive office.
(2)  Includes 143,458 options which are currently exercisable options.
(3)  Includes 57,699 options which are currently exercisable options.
(4)  Includes 5,000 options which are currently exercisable options.
(5) Includes 206,157 shares that may be acquired upon the exercise of currently exercisable options and warrants.
(6)  Includes 260,296 warrants that are currently exercisable.

          AGGREGATE OPTIONS AND WARRANTS HELD BY OFFICERS AND DIRECTORS


                                                Number of Securities
                            Total              Underlying Options Not
Name                   Options/Warrants    Exercisable at March 31, 2002
----                   ----------------    -----------------------------
Robert Gutkowski           400,000                  350,000
Murray Weiss               120,000                  105,000
John D'Angelo               40,000                        0


STOCK OPTION PLAN


         In December 1999, the shareholders of the Company approved the Company's adoption of the 1999 Stock Option Plan(the "SOP"), covering 2,000,000 shares of the Company's Common Stock, $.01 par value, pursuant to which officers, directors and key employees of the Company are eligible to receive incentive and/or non-qualified stock options. In October 2000, the shareholders of the Company approved a resolution to increase the number of shares reserved under the plan from 2,000,000 to 10,000,000. The SOP is administered by the Board of Directors or a committee designated by the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions of purchase of options is determined by the Board or committee at its sole discretion. The purpose of the SOP is to attract and retain persons instrumental to the success of the Company. Incentive stock options granted under the SOP are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the SOP to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. As of December 31, 2001, the Company had issued 815,000 options under the SOP.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         In June 1999, the Company announced that Mr. Charles Koppelman had joined the Company's Board of Directors. Mr. Koppelman has a long and distinguished career in the entertainment industry and is currently Chairman and Chief Executive Officer of CAK Universal Credit Corp., a boutique finance company to the entertainment industry. He is also former Chairman and Chief Executive Officer of EMI Records Group North America. In connection with such appointment, the Company issued Mr. Koppelman a total of 100,000 restricted shares of Common Stock in exchange for Mr. Koppelman's agreement to serve on the Company's Board of Directors.

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

         The Company entered into an agreement with Mr. Koppelman in June 2000 to become Chairman of the Board of Directors of the Company, subject to his re-election as Chairman by the shareholders of the Company; and the Company granted Koppelman a stock option package similar to the stock option package approved by the Company for Mr. Gutkowski with the same $5.00 per share exercise price and the same vesting criteria, except that the first tranche of options are for a total of 50,000 options and the second tranche of options are for a total of 50,000 options. These stock and option grants reflect the subsequent five for one reverse stock split that the Company implemented effective October 19, 2000. Mr. Koppelman resigned as Chairman of the Board of Directors of the Company and Sportcut in December 2001.

         During the third quarter of 2000, Magnum made an investment of $200,000 in a privately-held company (the "privately-held company") that intended to develop an innovative, celebrity-based marketing and sponsorship concept. The concept intended to use the Internet for the delivery of a customized video electronic greetings from celebrities in the worlds of television, film, sports, music and fashion to consumers. In exchange for the investment, Magnum received 246,600 shares in the privately held company's Series B convertible preferred stock, which are convertible to 2% of the current outstanding common stock of the privately-held company. In addition, Magnum entered into a consulting agreement, pursuant to which the Company agreed to use its reasonable efforts for a two-year period to assist the privately-held company in procuring the participation of celebrities in the concept. In exchange for such consulting services, Magnum was granted an option to acquire an additional 606,596 shares of common stock, equating to 5% of the current outstanding common stock of the privately-held company, on a fully diluted basis, subject to certain vesting requirements. The privately-held company also agreed to place Charles Koppelman and Bob Gutkowski on its Board of Advisors, for which Messrs. Koppelman and Gutkowski each received options to purchase 60,656 shares of common stock, equating to 0.5% each of the current common stock of the privately-held company, on a fully diluted basis, subject to certain vesting requirements. The privately-held company has been unable to launch an internet website with this concept because of an inability to raise additional funding due to the severe downturn in the availability of funding for internet start-up companies throughout 2001. In addition, the privately-held company has been unable to sell itself to an established internet company that has the necessary capital to exploit the concept on the internet. Accordingly, Magnum does not believe that it will receive anything from this investment in the privately-held company and has taken a write-off of this investment during the third quarter of 2001.

     In addition, during the third quarter of 2000, the Company also invested the sum of $125,000 in Interview Productions, LLC ("Interview Productions"), a limited liability company formed to finance, produce and distribute an independent motion picture for release in theatrical and all other worldwide markets and media. Interview Productions has raised a total of $750,000,including the $125,000 invested by the Company for the production of the motion picture. Interview Productions owns an original screenplay entitled "Interview With the Assassin" that has been produced into a motion picture by producers David Levien and Brian Koppelman who together with Neil Burger, the writer/director of "Interview With the Assassin", are the managers of Interview Productions. David Levien and Brian Koppelman have track records of success in the motion picture business, having written the screenplay for the well-received movie "Rounders" starring Matt Damon and Edward Norton and released by Miramax Films in 1998. "Rounders" debuted as the number one box office movie during the second weekend of September 1998. Interview Productions has completed the filming of "Interview With The Assassin" and Interview Productions is presently seeking to sell this firm to a third party. Presently, Interview Productions has not entered into any transaction to sell "Interview With The Assassin" to any third party. The Company received a 16.66% ownership interest in Interview Productions in exchange for its $125,000 investment. In the event of a sale or other disposition of the film "Interview With the Assassin", investors in Interview Productions will be entitled to recoup 110% of invested capital first before any sharing of distributable cash, if any, between investors and the managers of Interview Productions which will shared equally, fifty percent each, to the investors and the managers of Interview Productions. Brian Koppelman is the son of Charles Koppelman, the former Chairman of the Board of Directors of the Company. The Company determined to write-off its investment in Interview Productions in December 2001.

         In February 2002, the Company entered into a management agreement with Adelphia Holdings LLC ("Adelphia") pursuant to which Adelphia agreed to provide management services to the Company, including services related to the formulation of the Company's out-of-court restructuring plan. In exchange for such services, the Company agreed to pay Adelphia the sum of $10,000 per month effective February 1, 2002 for a twelve month period subject to extension by mutual agreement between the parties. Peter N. Christos, a principal of Adelphia, has agreed that in the event that the Company closes on the Minimum Offering, he will become the Chief Executive Officer of the Company replacing Robert M. Gutkowski, who will resign effective upon the completion of the Minimum Offering.

         Janssen Partners, Inc. and the Company had executed an engagement agreement in 1999 with Janssen Partners, Inc. acting on behalf of the Company as an investment banker(the "`1999 Consulting Agreement"). The 1999 Consulting Agreement provided, inter alia, that the Company was required to pay Janssen Partners, Inc. a monthly consulting fee of $20,000 for a three year period. The Company had been unable to make such payments in 2001 and under the terms of the 1999 Consulting Agreement Janssen Partners, Inc. is owed approximately $500,000 and is one of the Company's largest creditors.

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



                                 MAGNUM SPORTS & ENTERTAINMENT, INC.

                                 By: /s/ Robert M. Gutkowski
                                     ------------------------------------
                                     (Robert M. Gutkowski Chief Executive
                                     Officer)

                                 Date:    April 15, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant in the capacities indicated and on the 15th of April 2002.

         Name                                              Title
         ----                                              -----
Directors:


   /s/ John R. D'Angelo               General Counsel and Director
---------------------------------
    (John R. D'Angelo)

   /s/ Robert M. Gutkowski              Chief Executive Officer and Director
---------------------------------
   (Robert M. Gutkowski)


ITEM 13. Exhibits, List and Reports on Form 8-K

1. The Company did not file any Form 8K during the year ended December 31, 2001.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                                1

Consolidated Balance Sheet as of December 31, 2001                          2

Consolidated Statement of Operations
   Years Ended December 31, 2001 and 2000                                   3

Consolidated Statement of Cash Flows
   Years Ended December 31, 2001 and 2000                                   4

Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
   Years Ended December 31, 2001 and 2000                                   5

Notes to Consolidated Financial Statements                                 6-16

                                    FRIEDMAN
                                    ALPREN &                1700 BROADWAY
                                   GREEN LLP                NEW YORK, NY 10019
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS                212-582-1600
                                                            FAX 212-265-4761
                                                            www.nyccpas.com


                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
   MAGNUM SPORTS & ENTERTAINMENT, INC.


           We have audited the accompanying consolidated balance sheet of MAGNUM SPORTS & ENTERTAINMENT, INC. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficiency) for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAGNUM SPORTS & ENTERTAINMENT, INC. and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

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



                                          Friedman Alpren & Green LLP


New York, New York


APRIL 8, 2002

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS

Current assets
   Cash                                                            $     14,436
   Prepaid expenses and other current assets                             28,034
                                                                   ------------

           Total current assets                                    $     42,470
                                                                   ============

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Notes payable                                                        $18,134
   Accounts payable and accrued expenses                                516,244
   Security deposit payable                                              16,200
                                                                   ------------
                                                                        550,578
                                                                   ------------
           Total current liabilities

Commitments and contingencies                                                 -

Stockholders' deficiency
   Preferred stock, $.01 par value; 5,000,000 shares
      authorized, none issued                                                 -
   Common stock, $.01 par value; 60,000,000 shares
    authorized, 7,903,633 shares issued and outstanding                  79,036
   Additional paid-in capital                                        40,327,204
   Accumulated deficit                                              (40,901,998)
   Demand note receivable for common stock                              (12,350)
                                                                   ------------
                                                                       (508,108)
                                                                   ------------

                                                                   $     42,470
                                                                   ============


The accompanying notes are an integral part of these consolidated financial statements.

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                 2001               2000
                                                             -----------        -----------
Revenues
   Purses                                                    $      -          $     60,112
   Contract and agency fees                                      459,227            729,229
   Endorsements and marketing fees                                69,703            391,561
   Ticket revenues                                                  -                 3,465
   Merchandise revenues                                             -                26,736
                                                             -----------       ------------
                                                                 528,930          1,211,103
                                                             -----------       ------------
Costs and expenses
   Cost of revenues                                                 -                69,451
   Training and related expenses                                   5,168            770,279
   Promotion                                                     117,882            963,734
   Selling, general and administrative expenses                6,068,252         10,357,949
   Restructuring and contract termination charges                   -               130,985
   Loss on disposal of businesses during the
     phase-out period                                          1,074,806          1,712,643
   Loss of escrow deposit                                        564,994               -
                                                             -----------       ------------

                                                               7,831,102         14,005,041
                                                             -----------       ------------

                                                              (7,302,172)       (12,793,938)

Other income
   Interest and dividend income                                   27,370             90,076
                                                             -----------       ------------

           Loss from discontinued operations
              before income taxes                             (7,274,802)       (12,703,862)

Income taxes                                                       2,567             45,335
                                                             -----------       ------------

           Net loss from discontinued operations             $(7,277,369)      $(12,749,197)
                                                             ===========       ============

Weighted average common shares outstanding                     7,201,221          4,586,648
                                                             ===========       ============

Basic and diluted loss per share
   Continuing operations                                     $     -           $       -
                                                             ===========       ============

   Discontinued operations                                   $     (1.01)      $      (2.78)
                                                             ===========       ============


The accompanying notes are an integral part of these consolidated financial statements.

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                      2001             2000
                                                                                  -----------     ------------
Cash flows from operating activities
   Net loss from discontinued operations                                          $(7,277,369)    $(12,749,197)
   Adjustments to reconcile net loss from discontinued operations to net cash used in operating activities
       Depreciation and amortization                                                   23,628          341,627
       Provision for (recovery of) doubtful accounts                                 (151,563)         404,379
       Common stock issued for consulting and other services                          100,000        1,396,510
       Stock-based compensation                                                       997,863        2,323,520
       (Gain) loss on disposal of property and equipment                               (7,315)           9,633
       Noncash portion of loss on disposal of businesses                              676,949        1,702,729
       Loss of escrow deposit                                                         564,994            -
       Restructuring and contract termination charges                                    -              75,000
       Changes in assets and liabilities
         Accounts and other receivables                                               356,888           16,071
         Prepaid expenses and other current assets                                  1,398,181          294,008
         Inventories                                                                     -              55,762
         Accounts payable and accrued expenses                                        227,461         (609,779)
         Security deposit payable                                                        -              10,200
                                                                                  -----------      -----------
           Net cash used in operating activities                                   (3,090,283)      (6,729,537)
                                                                                  -----------      -----------
Cash flows from investing activities
   Proceeds of certificates of deposit and mutual funds                               159,000           10,092
   Acquisition of property and equipment                                                 -            (394,502)
   Proceeds from sales of property and equipment                                        7,315            9,620
   Acquisition of business                                                               -             (28,630)
   Investments                                                                           -            (325,000)
   Escrow deposit refund (payment)                                                     65,006         (630,000)
                                                                                  -----------      -----------
           Net cash provided by (used in) investing activities                        231,321       (1,358,420)
                                                                                  -----------      -----------
Cash flows from financing activities
   Issuance of common stock                                                         2,765,001        6,258,799
   Repayment of notes payable                                                         (62,406)        (262,390)
   Private placement costs                                                            (45,312)        (425,387)
                                                                                  -----------      -----------
           Net cash provided by financing activities                                2,657,283        5,571,022
                                                                                  -----------      -----------
Net decrease in cash and cash equivalents                                            (201,679)      (2,516,935)
Cash and cash equivalents, beginning of year                                          216,115        2,733,050
                                                                                  -----------      -----------
Cash and cash equivalents, end of year                                            $    14,436      $   216,115
                                                                                  ===========      ===========
Supplemental cash flow disclosures
   Income taxes paid                                                              $    39,927      $     2,800

Noncash investing and financing activities
   Issuance of common stock for consulting and other services                         100,000        1,396,510
   Issuance of common stock and notes for purchase of business                           -             125,746
   Stock-based compensation charged to expense                                        997,863        2,323,520
   Issuance of common stock in connection with private placement costs                   -            1,444,095

The accompanying notes are an integral part of these consolidated financial statements.

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                                  Demand Note
                                                    Common Stock                ADDITIONAL                         Receivable
                                             ---------------------------         PAID-IN         ACCUMULATED       for Common
                                                Shares          Amount           CAPITAL           DEFICIT           Stock
                                             -----------     -----------     --------------     -------------     -----------
Balance, January 1, 2000                       3,487,475     $    34,875     $   26,934,625     $ (20,875,432)    $  (12,350)
Issuance of common stock
   Consulting and other services                 275,667           2,757          1,393,753              -              -
   Purchase of HOB.com                            20,000             200             65,546              -              -
   Private placements                          1,410,611          14,105          7,688,789              -              -
   Cost of private placements                       -               -            (1,869,482)             -              -
Stock-based compensation - options                  -               -             2,323,520              -              -
Net loss                                            -               -                  -          (12,749,197)          -
                                             -----------     -----------     --------------     -------------     ----------

Balance, December 31, 2000                     5,193,753          51,937         36,536,751       (33,624,629)       (12,350)
Issuance of common stock
   Consulting and other services                 100,000           1,000             99,000              -              -
   Private placements                          2,609,880          26,099          2,738,902              -              -
   Cost of private placements                       -               -               (45,312)             -              -
Stock-based compensation - options                  -               -               997,863              -              -
Net loss                                            -               -                  -           (7,277,369)          -
                                             -----------     -----------     --------------     -------------     ----------

Balance, December 31, 2001                     7,903,633     $    79,036     $   40,327,204     $ (40,901,998)    $  (12,350)
                                             ===========     ===========     ==============     =============     ==========


The accompanying notes are an integral part of these consolidated financial statements.

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1 - ORGANIZATION

          Magnum Sports & Entertainment, Inc., formerly known as Worldwide Entertainment & Sports Corp. ("WWES"), was incorporated in Delaware on August 15, 1995 to provide management, agency and marketing services to professional athletes and entertainers, principally boxers. On October 18, 2000, WWES changed its name to Magnum Sports & Entertainment, Inc. ("Magnum"). During 2001, the Company terminated and discontinued all its existing businesses and those of its subsidiaries because such businesses were not profitable.

 2 - GOING CONCERN

          The Company's consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred losses of $40,901,998 through December 31, 2001 and had operating costs of approximately $8,000,000 in 2001 and no significant sources of revenue to mitigate these operating expenses.

          The Company's goal during 2001 was to eliminate its unprofitable businesses and attempt to grow the Company's revenues through an acquisition strategy based upon the proposed acquisition of Ford Models, Inc. ("Ford"), a global fashion modeling agency. The Company and Ford had executed a letter of intent in December 2000, as amended June 11, 2001 (the "Letter of Intent"), pursuant to which the Company proposed to buy all of the capital stock of Ford for a purchase price of $22,000,000 in cash. The Company's goal was to acquire Ford and create a multi-dimensional entertainment company based upon leveraging the Ford brand name in the worlds of entertainment, sports, music, sponsorship, and licensing. However, the Company was unsuccessful in raising the necessary capital to effectuate the acquisition of Ford, the Letter of Intent expired in 2001 and Ford terminated any continuing discussions with the Company in the fall of 2001 regarding entering into any new agreement with the Company to acquire Ford. As a result, the Company forfeited $564,994 of the escrow deposit submitted in conjunction with its proposed purchase of Ford.

          The Company's common stock was delisted for trading from the Nasdaq SmallCap Market effective February 25, 2002 because the Company failed to meet several listing requirements of the Nasdaq SmallCap Market. The Company's common stock presently trades on the over-the-counter bulletin board market under the symbol MAGZ.OB. As of April 8, 2002, the Company is seeking to implement an out-of-court reorganization plan to resolve existing creditor claims against the Company and provide working capital for the Company, but there are substantial risks associated with this strategy and the Company can provide no assurances whatsoever that it will be able to execute any out-of-court reorganization plan. These circumstances have created the possibility that the Company may become defunct or may file bankruptcy proceedings in the near future.

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 2 - GOING CONCERN (Continued)

          As discussed above, the Company is presently seeking to implement an out-of-court reorganization plan to resolve existing creditor claims and provide working capital. As part of this plan, the Company is presently planning on commencing an offering of senior secured convertible notes to raise a minimum of $250,000 in gross proceeds (the "Minimum Offering") and a maximum of $500,000 in gross proceeds (the "Maximum Offering"). If successful in concluding either the Minimum Offering or the Maximum Offering of senior secured convertible notes, the Company will settle its existing creditor claims for modest sums and/or stock and then seek to engage in a capital transaction, including a merger, acquisition or like transaction with a third party that may involve an operating company. In conjunction with these plans, the Company has engaged consultants to provide financial advisory, marketing, and merger and acquisition services. To conserve cash, the Company will be paying for a portion of these consulting agreements with common stock and options. There is no assurance that the Company will achieve or sustain profitable operations.

          These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its ability to achieve profitable operations, and its ability to obtain any necessary financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Discontinued Operations

          The Company ceased all of its operations at December 31, 2001 because of its inability to generate sufficient revenue to mitigate its operating expenses. As a result, the operating results for 2001 and 2000 are presented as discontinued operations. Charges resulting from losses from the disposal of business units and assets have been shown separately and include the write-off of an investment of $325,000, property and equipment with a carrying value of $44,313, goodwill with a carrying value of $132,696 and a settlement with former employees of $174,940.


                                  (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




 2 - GOING CONCERN (Continued)

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



                                  (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Basic and Diluted Loss Per Share

          Basic and diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year, which has been adjusted for the effect of the five-for-one reverse stock split that took place in October 2000. Diluted EPS has not been presented separately because the effect of potential common stock would have been anti-dilutive.

     Revenue Recognition

          Purse revenue was recognized upon completion of a fight as a percentage of the boxer's purse. Ticket and commission revenues were recognized at the time of the fight. Contract and agency fee revenues were recognized during the various athletic seasons. Merchandise revenue was recognized upon the sale of memorabilia merchandise.

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

     Stock-Based Compensation

          The Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, and stock appreciation rights. As such, the Company recognizes the fair value of all stock-based awards on the date of grant as an expense over the vesting period.



                                  (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Cash and Cash Equivalents

          For purposes of the statement of cash flows, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

     New Accounting Pronouncements

          In the third quarter of 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and indefinite life intangibles by requiring periodic tests for impairment of the asset instead of amortizing those assets over time. Upon adoption on January 1, 2002, SFAS No. 142 requires discontinuance of amortization of goodwill and indefinite life intangibles which had been recorded in connection with previous business combinations. The Company will adopt these statements beginning January 1, 2002. The Company has not yet determined the effect, if any, of these pronouncements on its financial position or results of operations.

          In the third quarter of 2001, the FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses the conditions under which an impairment charge should be recorded related to long-lived assets to be held and used, except for goodwill, and those to be disposed of by sale or otherwise. The provisions of this Statement are effective on January 1, 2002. At this time, the Company is evaluating the potential impact of this Statement on its financial position, results of operations and cash flows.

     Reclassifications

          Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.


                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 4 - INCOME TAXES AND DEFERRED INCOME TAXES

          Income taxes and components of deferred tax assets are as follows:

                                                  2001              2000
                                             ------------       ------------
   Income taxes
      State income taxes                     $      2,567       $    45,335
                                             ============       ===========

   Deferred tax assets
      Net operating loss carryforwards       $ 11,217,000       $ 6,147,000
      Stock-based compensation                  4,001,000         3,628,000
                                             ------------       -----------

                                               15,218,000         9,775,000

      Less - Valuation allowance              (15,218,000)       (9,775,000)
                                             ------------       -----------

              Net deferred tax asset         $        -0-       $       -0-
                                             ============       ===========

          The Company has available net operating loss carryforwards of approximately $33,000,000, which may be utilized to reduce Federal taxable income through 2021.


 5 - Common Stock

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

          On March 20, 2001, Magnum completed a private placement offering of 1,148,753 units for approximately $1,195,000. Each unit was comprised of one share of common stock and one warrant to acquire one share of common stock. Share prices for the units range from $1.07 to $1.19.


                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 5 - Common Stock (Continued)

          In May 2001, Magnum completed a private placement offering of 1,549,623 units for approximately $1,569,000. Each unit was comprised of one share of common stock and one warrant to acquire one share of common stock. The share price for the units was approximately $1.01.

          The Company issued additional shares and stock options for consulting, legal and other services based on fair value at the date of issuance (see
     Note 7). The following represents issuances of stock to stockholders, directors and officers:

              On August 1, 2001 issued 100,000 shares of restricted common stock, with a fair value of $100,000, for consulting services performed.

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

              During the year 2000 issued through a private placement 1,410,611 shares of restricted common stock, with a fair value of $7,702,894.


                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 6 - STOCK OPTION PLANS

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

          The Company's stock option plan provides for the granting of both qualifying and nonqualifying stock options to officers, key employees, directors and outsiders. The status of the plans at December 31, 2001 and 2000 is summarized as follows:

                                                           Number of         Weighted Average
                                                             Shares           Exercise Price
                                                         -------------       ----------------
    Outstanding at January 1, 2000                             642,000           $  10.45
    Granted                                                    774,200               6.69
    Exercised                                                    -                    -
    Cancelled                                                    -                    -
    Expired                                                      -                    -
                                                           -----------            -----

    Outstanding at December 31, 2000                         1,416,200              11.32
    Granted                                                  4,159,501               0.85
    Exercised                                                    -                    -
    Cancelled                                                    -                    -
    Expired                                                    (39,500)            (13.26)
                                                           -----------            -------

    Outstanding at December 31, 2001                         5,536,201            $  2.86
                                                           ===========            =======

    Options exercisable at
      December 31, 2001                                      5,375,262            $  2.71
      December 31, 2000                                      1,095,347               9.80



                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 6 - STOCK OPTION PLANS (Continued)

          The Company accounts for stock options under the fair value method, pursuant to SFAS No. 123 (see Note 3). The fair value of these options was calculated at the date of grant using a black-scholes option pricing model assuming the following:

              Risk-free interest rate                   5.70% - 6.53%
              Volatility factor                        61.49% - 180.55%
              Dividend yield                                  -%
              Expected life                               3-10 years

          Under the provisions of SFAS No. 123, Magnum's compensation expense arising from the grant of stock options for the years ended December 31, 2001 and 2000 was $997,863 and $2,323,520, respectively. The related deferred tax asset of $339,000 and $790,000 for the years ended December 31, 2001 and 2000, respectively, was recorded based on a 34% tax rate for the resulting temporary difference.

          Summary information about Magnum's stock options outstanding at December 31, 2001 is as follows:

                                                Weighted
                                                 Average         Weighted
       Range of           Outstanding at       Contractual        Average          Exercisable at
       Exercise             December 31,         Periods         Exercise           December 31,
         Price                   2001           in Years           Price               2001
  --------------------    ------------------   --------------   ------------      ---------------
  $14.375                           110,100             5.7       $ 14.375               110,100
   14.375                            23,000             0.7         14.375                23,000
    7.500                            64,000             6.1          7.500                64,000
    7.190 - 14.375                  218,100             1.9         10.135               218,100
   10.650                            62,500             7.2         10.650                62,500
   10.000 - 12.500                   84,800             1.8         11.550                84,800
    7.900 - 15.000                   40,000             0.9         11.050                40,000
    7.500 - 10.000                   96,500             3.8          8.290                96,500
    5.000 -  8.750                  663,000             6.1          6.918               502,061
    5.000                             3,900             4.0          5.000                 3,900
    5.000 - 10.000                   10,800             8.6          5.370                10,800
    1.130                         1,060,257             5.0          1.130             1,060,257
    0.750                         3,099,244             5.0          0.750             3,099,244
                             --------------                                       --------------
                                  5,536,201             4.4          2.700             5,375,262
                             ==============          ======       ========        ==============


                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 7 - COMMITMENTS AND CONTINGENCIES

     Management Contracts

          As part of the Company's out-of-court reorganization plan, the Company's management has agreed to settle its existing employment agreements for a total of $50,000, to be paid in the form of the Company's restricted common stock.

     Consulting and Other Agreements

          The Company entered into a written settlement agreement on March 19, 2002 with Michael Katz and Thomas Hauser, who agreed to the settlement of their employment agreement and consulting/writing agreement, respectively, with the Company in exchange for an aggregate cash payment of $75,000 ($55,000 payable to Mr. Katz and $20,000 payable to Mr. Hauser). Mr. Katz and Mr. Hauser had claims under their contracts aggregating approximately $700,000 against the Company. The Company is required to make the payments of $75,000 to Mr. Katz and Mr. Hauser no later than June 11, 2002. If the Company fails to make such $75,000 payment to Mr. Katz and Mr. Hauser, then Mr. Katz shall be entitled to a judgment against the Company for $500,000 and Mr. Hauser shall be entitled to a judgment against the Company for $100,000.

          The Company is in the process of settling certain additional outstanding creditor claims totaling approximately $1,400,000. As of April 8, 2002, the Company has agreements with certain major creditors regarding settlement of their claims for modest cash payments and/or stock. The Company has accrued $102,800 of claims not yet settled.

          In March 2002, the Company entered into a management agreement with Adelphia Holdings LLC which is cancelable upon 60 days' prior written notice by either party to provide management services at $10,000 per month for one year.

          In March 2002, the company entered into a retention agreement with John D'Angelo pursuant to which Mr. D'Angelo agreed to provide legal services to the Company for the period February 2002 through March 2002 for a monthly fee of $7,500 plus a bonus that may be awarded by the Company's Board of Directors in its sole discretion after review of Mr. D'Angelo's performance under the retention agreement.


                                   (Continued)

              MAGNUM SPORTS & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 7 - COMMITMENTS AND CONTINGENCIES (Continued)

     Lease Commitments

          The Company has a noncancelable operating lease and a month-to-month lease for office facilities. In conjunction with its reorganization (see
     Note 2), the company has vacated the premises subject to the noncancelable lease and sublet it for a rent approximating its own lease payments. Approximate minimum annual lease payments, excluding sublet payments to be received, are as follows:

                    Year Ending
                   December 31,
                   ------------
                       2002                      $   59,000
                       2003                          59,000
                       2004                          59,000
                       2005                           5,000
                                                 ----------
                                                 $  182,000
                                                 ==========

          Rent expense for office facilities for the years ended December 31, 2001 and 2000 was approximately $141,000 and $164,000, respectively.