Form 10QSB
period 2002-03-31
MAGNUM SPORTS & ENTERTAINMENT INC
filed 2002-05-20
CIK 1002325

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

For the quarterly period ended March 31, 2002

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

Common Stock, $.01 par value 7,903,633 as of May 7, 2002

         Transitional Small Business Disclosure Format (check one):

Yes           No  X
    ---          ---

                                TABLE OF CONTENTS


--------------------------------------------------------------------------------

             To jump to a section, double-click on the section name.

                                     10-QSB

Part I........................................................................2
Item 1........................................................................2
Condensed Consolidated Balance Sheet..........................................2
Condensed Consolidated Statements of Operations...............................3
Condensed Consolidated Statements of Cash Flows...............................4
Notes To Condensed Consolidated Financial Statements..........................5
Item 2........................................................................7
PART II......................................................................12

PART I.

Item 1. Financial Statements

                       MAGNUM SPORTS & ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)

                                     ASSETS

Current Assets

    Cash                                                           $      1,052


    Accounts receivable                                                   5,937
    Prepaid expenses and other current assets                            17,134
                                                                   ------------

                 Total current assets                              $     24,143
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

    Notes payable                                                  $     39,400

    Accounts payable and accrued expenses                               534,149

    Security deposit payable                                             16,200
                                                                   ------------
                 Total current liabilities                         $    589,749
                                                                   ------------

Stockholders' deficiency

    Preferred Stock, $.01 par value; 5,000,000                     $      -
    Shares authorized, none issues

    Common stock, $.01 par value; 60,000,000
        shares authorized, 7,903,633 shares
        issued and outstanding                                           79,036

    Additional paid-in capital                                       40,327,204

    Accumulated deficit                                             (40,959,496)

    Demand note receivable for
        common stock                                                    (12,350)
                                                                   ------------
                                                                   $   (565,606)

                                                                   ------------
                                                                   $     24,143
                                                                   ============


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             MAGNUM SPORTS AND ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                   ------------------------
                                                        March 31,_____
                                                   ------------------------

REVENUE:                                             2002           2001
                                                     ----           ----
     Contract and agency fees                      $   -           $   121,139

     Endorsements and marketing fees                   -                 2,515
                                                   ---------       -----------
                                                       -               123,654
                                                   ---------       -----------
COSTS AND EXPENSES:

     Training and related expenses                     -                 3,490

     Promotional expenses                              -                77,661

     Selling, general and administrative
     expenses                                         57,498         1,966,374
                                                   ---------       -----------

     Total Costs and Expenses                         57,498         2,047,525
                                                   ---------       -----------

                                                     (57,498)       (1,923,871)

     Other income                                    -                11,328
                                                   ---------       -----------

    Loss from discontinued operations before
       income taxes                                  (57,498)       (1,912,543)

       Income taxes                                    -                 2,581
                                                   ---------       -----------
    Net loss from discontinued operations          $ (57,498)      $(1,915,124)
                                                   =========       ===========

 Weighted average common shares                    7,903,633         5,585,126
                                                   =========       ===========
BASIC AND DILUTED LOSS PER SHARE:

         Continuing operations                     $   -           $     -
                                                   =========       ===========
    Net Loss from operations of the
         discontinued business                     $   (0.01)      $    (0.34)
                                                   =========       ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             MAGNUM SPORTS AND ENTERTAINEMNT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                       2002             2001
                                                       ----             ----

Cash flows from operating activities                 $(34,650)      $(1,520,907)

Cash flows from investing activities                     -               24,030

Cash flows from financing activities                   21,266         1,469,135
                                                     --------       -----------

Net decrease in cash and cash equivalents             (13,384)          (27,742)

Cash and cash equivalents at beginning of
period                                                  4,436           216,115
                                                     --------       -----------

Cash and cash equivalents at end of period           $  1,052       $   188,373
                                                     ========       ===========

Supplemental disclosures of cash flow
information:

Cash paid during the period for income taxes         $   -          $    40,707

Noncash Financing Activities:
Stock-based compensation charged to expense                             219,814



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

             MAGNUM SPORTS AND ENTERTAINMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF ORGANIZATION AND BASIS OF PRESENTATION

          1.  Nature of Organization:

          Magnum Sports & Entertainment, Inc. formerly known as Worldwide Entertainment & Sports Corp. ("WWES") was incorporated in Delaware on August 15, 1995 to provide management, agency and marketing services to professional athletes and entertainers, principally boxers. On October 18, 2000 the Company changed its name to Magnum Sports & Entertainment, Inc. ("Magnum" or the "Company"). During 2001, the Company terminated and discontinued all of its existing businesses and those of its subsidiaries because such businesses were not profitable.

          2.   Basis of Presentation:


          The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10KSB for the year ended December 31, 2001.

          The condensed consolidated financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be expected for the entire year ending December 31, 2002.

NOTE B - GOING CONCERN

          The Company's consolidated financial statements have been presented assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred losses of $57,498 and had operating costs of approximately $58,000 for the quarter ended March 31, 2002 and no significant sources of revenue to mitigate these operating expenses.

          The Company's goal during 2001 was to eliminate its unprofitable businesses and attempt to grow the Company's revenues through an acquisitions strategy based upon the proposed acquisition of Ford Models, Inc. ("Ford"), a global fashion modeling agency. The Company and Ford executed a letter of intent in December 2000, as amended June 20, 2001 (the "Letter of Intent") that provided for the Company to acquire all of the capital stock of Ford for a purchase price of $22,000,000 in cash. However, the Company was unsuccessful in raising the equity capital necessary to acquire Ford and the Letter of Intent expired in 2001. The Company discontinued all of its operations at December 31, 2001.

          The Company's common stock was delisted for trading from the Nasdaq SmallCap Market effective February 25, 2002 because the Company failed to meet several listing requirements of the Nasdaq Small Cap Market. The Company's common stock presently trades on the over-the-counter bulletin board market under the symbol MAGZ.OB.

         During the first quarter of 2002, the Company formulated an out-of-court reorganization plan to resolve existing creditor claims against the Company and provide working capital for the Company. As of May 7, 2002, the Company is seeking to implement this out-of-court reorganization plan but there are substantial risks associated with this strategy and the Company can provide no assurances whatsoever that it will be able to execute any out-of-court reorganization plan. These circumstances have created the possibility that the Company may become defunct or may file bankruptcy proceedings in the near future.

          As part of the Company's proposed out-of-court reorganization plan, the Company has commenced effective April 23, 2002 an offering of senior secured convertible notes to raise a minimum of $250,000 in gross proceeds (the "Minimum Offering") and a maximum of $500,000 in gross proceeds (the "Maximum Offering"). If successful in concluding either the Minimum Offering or the Maximum Offering of senior secured convertible notes, the Company will settle its existing creditor claims for modest sums and/or stock and then seek to engage in a capital transaction, including a merger, acquisition or like transaction with a third party that may involve an operating company. In conjunction with these plans, the Company has engaged consultants to provide financial advisory, marketing and merger and acquisition services. To conserve cash, the Company will be paying for a portion of these consulting agreements with common stock and options. There is no assurance that the Company will achieve or sustain profitable operations.

          These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its ability to achieve profitable operations, and its ability to obtain any necessary financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          1. The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries (collectively, the "Company"). All significant inter-company balances and transactions have been eliminated.

          2. Ticket and commission revenues were recognized at the time of the fight. Contract and agency fee revenues were recognized ratably over the various athletic seasons. Merchandise revenue is recognized upon the sale of memorabilia merchandise.

          3. Basic net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted EPS has not been presented because the effect of potential common stock would be anti-dilutive.

          4. The Company files a consolidated federal income tax return and has net operating loss carryforwards for Federal income tax purposes, which will expire in 2021, amounting to approximately $33,000,000. No deferred tax asset is reflected in the accompanying condensed consolidated balance sheet due to a related valuation allowance equal to the balance of the deferred tax asset.

          5. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Note D - Notes Payable

          1. On March 25, 2002 the Company received a loan in the amount of $25,000 from Peter Janssen ("Janssen"), an unrelated party. The loan bears interest at 15% per annum and is payable within 90 days of issuance. It is secured by a first lien on any proceeds from any contracts of the Company. In addition, the Company granted Janssen a warrant to acquire three percent (3%) of the Company's outstanding common stock as of the date of the loan. The warrant is exercisable at $0.01 per share and expires the earlier of March 25, 2007 or the date of successful engagement in any capital transaction such as a merger, acquisition or similar transaction with any third party.

          2. On February 20, 2002, March 19, 2002 and April 11, 2002, the Company received loans of $5,333, $4,760 and $4,533 respectively from Charles Koppelman, its former Chairman of the Board of Directors. The loans are interest free and are due on demand.

NOTE E - DISCONTINUED OPERATIONS

          During 2001, the Company terminated and discontinued all of its existing businesses and those of its subsidiaries because such businesses were not profitable.

Note F - RECENT ACCOUNTING PRONOUNCEMENTS

          On April 30, 2002, the FASB issued Statement 145, which among other things limits the classification of gains and losses from extinguishment of debt as extraordinary items. The Company has not determined the effect on the Company's financial position or operating results.

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

         Magnum Sports & Entertainment, Inc. (the "Company" or "Magnum"), is a publicly traded company trading on the over-the-counter bulletin board under the symbol Magz.ob. The Company presently has no operating businesses, having terminated its sports agency businesses and boxing content website, www.houseofboxing.com during 2001 because such businesses were unprofitable. The Company had sought unsuccessfully to grow its revenues and become a profitable company in 2001 by acquiring Ford Models, Inc., a global fashion agency, pursuant to the Letter of Intent. The Company was unable to raise the purchase price of $22,000,000 in cash required to acquire all the capital stock of Ford Models, Inc. pursuant to the Letter of Intent which expired in August 2001. The Company's common stock previously traded on the Nasdaq SmallCap market but was delisted from trading by the Nasdaq Stock Market effective February 25, 2002 because the Company failed to meet certain listing requirements of the Nasdaq Stock Market including failure to maintain $2,000,000 in net tangible assets, failure to maintain a $1.00 minimum bid price for its common stock and failure to pay listing fees owed to the Nasdaq Stock Market.

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

         Against this backdrop, the Company has formulated an out-of-court reorganization plan to seek to resolve all existing known material creditor claims against the Company and to provide working capital for the Company. In late April 2002, the Company commenced a private offering of senior secured convertible notes (the "Notes") with the proceeds designed to fund the payments that will be necessary to implement the reorganization plan and to provide working capital for the Company. The Company engaged Janssen Partners, Inc. ("Janssen"), a licensed broker-dealer, to act as its exclusive placement agent to seek to raise a minimum of $250,000 (the "Minimum Offering") and a maximum of $500,000 (the "Maximum Offering") in a private placement of the Notes. These Notes would have an interest rate of ten percent and the principal and interest would be due and payable within one year of issuance. The Notes would be secured by a first lien on all of the Company's assets. In addition, the holders of the Notes would have the right to convert the Notes into the Company's common stock in an amount equal to eighty seven percent (87%) of the Company's common stock outstanding as of the date of commencement of the offering of the Notes, assuming that the Maximum Offering is completed and forty three and one-half percent (43 1/2%) of the Company's common stock in the event that the Minimum Offering is completed. The Company would have the right to redeem the Notes by payment of 125% of the principal outstanding amount of the Notes plus payment of accrued interest, all in cash, although holders of the Notes would have the opportunity to convert the Notes into the common stock in lieu of redemption of the Notes by the Company. In consideration for acting as exclusive placement agent, Janssen will receive a cash commission of ten percent of the sums raised in the offering of the Notes, assuming that the Minimum Offering is raised plus a non-accountable expense allowance of three percent of the sums raised in the offering of the Notes. In addition, Janssen will also receive a warrant to acquire a number of shares of common stock of the Company equal to the number of shares of the common stock of the Company that the holders of the Notes are entitled to receive upon full conversion of the Notes into the Company's common stock. The exercise price on the warrant to be issued to Janssen will be the lower of the present par value of the Company's common stock which is $0.01 or the par value of the Company's common stock at the time of exercise of Janssen's warrant. The Company and Janssen have also agreed to enter into a consulting agreement effective upon the completion of the Minimum Offering pursuant to which Janssen will provide the Company with financial advisory services and the Company will pay Janssen the sum of $10,000 per month for a two year period. There can be no assurances of any kind whatsoever that Janssen will be able to raise moneys sufficient for the Minimum Offering of the Notes to close. Janssen previously acted as placement agent for the Company in connection with private placements of the Company's securities in 1999, 2000 and 2001. Pursuant to the engagement agreement between the Company and Janssen executed in 1999, Janssen was entitled to monthly consulting fees of $20,000 per month for a three year period (the "1999 Consulting Agreement"). The Company was unable to make any payments in connection with the Consulting Agreement since the end of 2000. Janssen and the Company have agreed to settlement of the 1999 Consulting Agreement by issuance to Janssen of stock of the Company having a value of $50,000 (no cash) in connection with implementation of the Company's out-of-court reorganization plan. In addition, on March 25, 2002, the Company received a loan in the amount of $25,000 from Peter Janssen (the "Janssen Loan"). The Janssen Loan carries an interest rate of 15% and is repayable within 90 days of issuance. It is secured by a first lien on any proceeds from any contracts of the Company. In addition, in consideration of making the Janssen Loan, the Company granted Janssen a warrant to acquire three percent (3%) of the Company's outstanding common stock, at an exercise price of $0.01 per share expiring the earlier of March 25, 2007 or a merger with another company.

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

          The Company has been assisted in the preparation of its out-of-court reorganization plan by Adelphia Holdings, LLC, a New York City based investment management firm. One of the principals of Adelphia, Peter N. Christos, is an investment banker experienced in management and capital raising for smallcap companies. Effective upon completion of the Minimum Offering, Peter N. Christos has agreed to become the Chief Executive Officer of the Company, replacing Mr. Robert M. Gutkowski, the Company's current Chief Executive Officer who will resign. In addition, effective upon completion of the Minimum Offering, Mr. Christos will become Chairman of the Board of Directors of the Company. Mr. Christos will continue to be a principal of Adelphia and will devote the time on an as needed basis as Chief Executive Officer of the Company. In addition, Mr. Arnold Kling, another principal of Adelphia and a corporate attorney with experience in restructuring smallcap companies, will become a member of the Company's Board of Directors effective upon completion of the Minimum Offering. Since February 1, 2002,

Adelphia has been providing management services to the Company pursuant to the Management Agreement at a monthly fee of $10,000 per month for a term of one year plus successive one year renewal terms unless sixty days prior notice of non-renewal by either party is given. The management services rendered and to be rendered by Adelphia include seeking prospective merger candidates for Magnum, formulating settlement of Magnum creditor claims, and assisting in preparing regulatory filings and otherwise supervising the reorganization of Magnum. The Company has also executed the Retention Agreement with John D'Angelo, presently the general counsel of the Company and a member of the Board of Directors, to continue to render legal services on behalf of the Company, including preparation of the Form 10-KSB for the year ended December 31, 2001; participate in the drafting of the documents necessary for the Janssen Loan and the Notes; review of potential merger candidates; and to be involved with the settlement of creditor claims of the Company and overall reorganization of the Company. The Retention Agreement provides for a monthly fee of $7,500 per month for John D'Angelo's services effective February 1, 2002 through May 31, 2002 plus a discretionary bonus that may be awarded by the Company's Board of Directors after evaluation of John D'Angelo's services on behalf of the Company.

         In the event that the Company is successful in raising at least the Minimum Offering, the Company is proposing to settle its existing creditor claims by payment of small cash payments. As part of the Company's proposed out-of-court reorganization plan, Magnum's current management would agree to forego all their claims in exchange for payment of ten cents on the dollar in stock(no cash) and Janssen would agree to forego its claim related to its 1999 Consulting Agreement for payment of ten cents on the dollar in stock(no cash). Magnum's management has also communicated with some of the substantial trade creditors of the Company and believes that there is a reasonable prospect that such trade creditors will accept small cash payments to settle their claims, although the Company cannot offer any assurances of any kind that it will be able to complete the Minimum Offering or that its major trade creditors will accept settlements of their claims for small cash payments. In addition, in March 2002, the Company entered into a settlement agreement with Thomas Hauser and Michael Katz (the "Settlement Agreement"). Mr. Hauser and the Company are parties to a writing and consulting contract pursuant to which Mr. Hauser agreed to render writing and consulting services to the Company's now defunct boxing content website, www.houseofboxing.com. The Company ceased operations of this website in October 2001. The Company had made extensive efforts throughout 2001 to sell the houseofboxing.com website but was unsuccessful because of the sharp downturn in the value of Internet content companies throughout 2001. In September 2001, Thomas Hauser filed an arbitration proceeding in the American Arbitration Association against the Company seeking $72,000 in damages for breach of contract. Mr. Katz was another writer for the Company's boxing website www.houseofboxing.com. Mr. Katz had a five year employment agreement with the Company ending in March 2005. The Company had ceased payment under its contracts with Mr. Hauser and Mr. Katz in August 2001 due to insufficient operating funds. These two contracts required aggregate payments of approximately $700,000 through March 2005. Under the Settlement Agreement, the Company agreed to pay $55,000 to Katz and $20,000 to Hauser for a total payment of $75,0000 in cash plus transfer of the rights to the domain names Houseofboxing.com and Muhammadali.com to Hauser and Katz to settle with prejudice their contract claims. The payment of $75,000 under the Settlement Agreement is required to be made on the earlier of seven business days after any closing of any private placement of Magnum securities or June 11, 2002. In the event that the Company is unable to pay the sum of $75,000 collectively to Mr. Katz and Mr. Hauser by such date, then Mr. Katz would be entitled to a judgment in the amount of $500,000 against Magnum and Mr. Hauser would be entitled to a judgment of $100,000 against Magnum under the Settlement Agreement.

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

         Even if the Company is successful in raising the Minimum Offering, it is likely that the Company will have difficulty continuing its operations beyond August 31, 2002, absent receipt of equity or debt financing for the Company's operations. The Company cannot offer any assurances of any kind whatsoever that it will be successful in raising any additional capital even if it is successful in raising the Minimum Offering.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

       A comparison of revenues and expenses of the Company for the period ended March 31, 2002 compared to the period ended March 31, 2001 is not relevant because the Company terminated all its existing businesses during 2001 because such businesses were not profitable. Accordingly, the Company did not have any operating businesses during the first quarter of 2002 and presently does not have any operating businesses unlike the first quarter ended March 31, 2001 during which the Company was engaged in sports agency businesses and sports internet content businesses throughout such period.

         For the period ended March 31, 2002, the Company incurred a net loss of $57,498 as compared to a net loss of $1,915,124 during the period ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal source of operating capital has been provided by public and private sales of the Company's equity securities, as supplemented by revenues from operations. At March 31, 2002 the Company's current liabilities exceeded its current assets by $565,606. In February, March and April of 2002, the Company supplemented its working capital by receiving loans aggregating $14,626 from Charles Koppelman, its former Chairman of the Board of Directors and a loan in the amount of $25,000 from Peter Janssen. The loans from Mr. Koppelman are in the form of demand promissory notes. The Janssen Loan carries an interest rate of 15% and is repayable within 90 days of issuance. It is secured by a first lien on any proceeds from any contracts of the Company. In addition, in consideration of making the Janssen Loan, the Company granted Janssen a warrant to acquire three percent (3%) of the Company's outstanding common stock as of the date of the Janssen Loan.

       The Company's present material commitments for capital expenditure are its obligation under the Management Agreement with Adelphia and the Retention Agreement with John D'Angelo and general working capital needs in connection with the implementation of the Company's out-of-court reorganization plan and the repayment of the Janssen Loan. The Company presently has minimal cash resources and does not have any operating businesses. The only source therefore for the Company to presently fund its working capital requirements is for the Company to raise operating capital through an offering of its securities. In late April 2002, the Company commenced an offering of the Notes to seek to raise a minimum of $250,000 and a maximum of $500,000 for the Company and expects to utilize the net proceeds of the offering of the Notes ($210,000 for the Minimum Offering and $425,000 for the Maximum Offering) for working capital purposes, including settlement of existing creditor claims against the Company in accordance with the Company's out-of-court reorganization plan and repayment of the Janssen Loan. The Company presently projects that it will have sufficient working capital available to fund its operations through August 31, 2002 if it completes the Minimum Offering and through November 31, 2002 if it completes the Maximum Offering. Accordingly, the Company may be required to seek additional financing through bank borrowings, private or public debt or equity financing or otherwise. There can be no assurance that any such financing will be available to the Company on favorable terms, if at all.

                                     PART II

                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

          N/A

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Magnum Sports & Entertainment, Inc.
                                                     (Registrant)

Date: May 20, 2002                    /s/Robert Gutkowski
                                      ------------------------------------------
                                      Robert Gutkowski, President







-----END PRIVACY-ENHANCED MESSAGE-----