Form 10QSB/A
period 2002-03-31
MAGNUM SPORTS & ENTERTAINMENT INC
filed 2002-05-28
CIK 1002325

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                Amendment No. 1
                                       to
                                   FORM 10-QSB


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

             MAGNUM SPORTS AND ENTERTAINEMNT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                       2002             2001
                                                       ----             ----

Cash flows from operating activities                 $(34,650)      $(1,520,907)

Cash flows from investing activities                     -               24,030

Cash flows from financing activities                   21,266         1,469,135
                                                     --------       -----------

Net decrease in cash and cash equivalents             (13,384)          (27,742)

Cash and cash equivalents at beginning of
period                                                 14,436           216,115
                                                     --------       -----------

Cash and cash equivalents at end of period           $  1,052       $   188,373
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